Form 10-Q
period 2024-03-31
FULL HOUSE RESORTS INC
filed 2024-05-09
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 6, 2024, there were 34,637,361 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues
Casino	$51,673	$35,987
Food and beverage	9,769	7,660
Hotel	2,852	2,144
Other operations, including contracted sports wagering	5,630	4,315
	69,924	50,106
Operating costs and expenses
Casino	20,575	13,344
Food and beverage	9,760	7,455
Hotel	2,163	1,219
Other operations	791	482
Selling, general and administrative	24,935	18,229
Project development costs	—	7
Preopening costs	1,663	10,497
Depreciation and amortization	10,625	5,859
Loss on disposal of assets	18	—
	70,530	57,092
Operating loss	(606)	(6,986)
Other (expense) income
Interest expense, net	(10,250)	(4,819)
Gain on insurance settlement	—	355
	(10,250)	(4,464)
Loss before income taxes	(10,856)	(11,450)
Income tax provision (benefit)	416	(35)
Net loss	$(11,272)	$(11,415)

Basic loss per share	$(0.33)	$(0.33)
Diluted loss per share	$(0.33)	$(0.33)

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and equivalents	$25,682	$36,155
Restricted cash	20,606	37,639
Accounts receivable, net of provision for credit losses of $1,299 and $1,189	5,050	5,332
Inventories	1,935	1,839
Prepaid expenses and other	3,999	3,674
	57,272	84,639

Property and equipment, net	459,955	457,907
Operating lease right-of-use assets, net	43,900	44,704
Finance lease right-of-use assets, net	1,983	2,318
Goodwill	21,286	21,286
Other intangible assets, net of accumulated amortization of $8,148 and $8,140	84,713	76,271
Deposits and other	1,330	1,332
	$670,439	$688,457
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,628	$12,794
Income taxes payable	489	489
Construction payable	11,328	20,667
Accrued payroll and related	6,156	4,097
Accrued interest	4,655	14,248
Other accrued expenses and current liabilities	19,838	19,779
Current portion of operating lease obligations	4,803	4,784
Current portion of finance lease obligations	1,731	1,694
	62,628	78,552

Operating lease obligations, net of current portion	39,488	40,248
Finance lease obligations, net of current portion	2,258	2,705
Other long-term liabilities, net of current portion	24,824	16,075
Long-term debt, net	465,895	465,153
Deferred income taxes, net	2,100	1,684
Contract liabilities, net of current portion	5,961	6,192
	603,154	610,609
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 35,302,549 and 35,302,549 shares issued and 34,590,150 and 34,590,150 shares outstanding	4	4
Additional paid-in capital	114,038	113,329
Treasury stock, 712,399 and 712,399 common shares	(869)	(869)
Accumulated deficit	(45,888)	(34,616)
	67,285	77,848
	$670,439	$688,457

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2024	35,302	$4	$113,329	712	$(869)	$(34,616)	$77,848
Stock-based compensation	—	—	709	—	—	—	709
Net loss	—	—	—	—	—	(11,272)	(11,272)
Balance, March 31, 2024	35,302	$4	$114,038	712	$(869)	$(45,888)	$67,285

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2023	35,302	$4	$110,590	895	$(1,091)	$(9,712)	$99,791
Options exercised	—	—	12	(4)	5	—	17
Stock-based compensation	—	—	748	—	—	—	748
Net loss	—	—	—	—	—	(11,415)	(11,415)
Balance, March 31, 2023	35,302	$4	$111,350	891	$(1,086)	$(21,127)	$89,141

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,272)	$(11,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,625	5,859
Amortization of debt issuance costs, discounts and premiums	743	547
Non-cash change in ROU operating lease assets	804	1,026
Stock-based compensation	709	748
Loss on disposal of assets	18	—
Provision for (recovery of) credit losses	255	(50)
Gain on insurance settlement	—	(355)
Other operating activities	—	390
Deferred income taxes	416	(35)
Increases and decreases in operating assets and liabilities:
Accounts receivable	27	(1,520)
Prepaid expenses, inventories and other	(421)	18
Operating lease liabilities	(741)	(997)
Contract liabilities	(1,714)	643
Accounts payable and other liabilities	(3,849)	(2,151)
Net cash used in operating activities	(4,400)	(7,292)
Cash flows from investing activities:
Capital expenditures	(22,636)	(51,832)
Proceeds from insurance settlement related to property damage	—	355
Acquisition of intangible assets	(1)	(50,250)
Other	2	—
Net cash used in investing activities	(22,635)	(101,727)
Cash flows from financing activities:
Proceeds from Senior Secured Notes due 2028 borrowings	—	40,000
Payment of debt discount and issuance costs	—	(6,420)
Borrowings under revolving credit facility	3,000	36,000
Repayment of revolving credit facility borrowings	(3,000)	(9,000)
Repayment of finance lease obligations	(410)	(358)
Proceeds from exercise of stock options	—	17
Other	(61)	—
Net cash (used in) provided by financing activities	(471)	60,239

Net decrease in cash, cash equivalents and restricted cash	(27,506)	(48,780)
Cash, cash equivalents and restricted cash, beginning of period	73,794	191,176
Cash, cash equivalents and restricted cash, end of period	$46,288	$142,396

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – (Continued)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Supplemental Cash Flow Disclosure:
Cash paid for interest, net of amounts capitalized	$19,037	$14,048

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Payables and accruals incurred for capital expenditures	$7,136	$31,375
Accrued liability related to asset acquisition	8,449	—
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	—	29,238
Right-of-use asset and liability remeasurements:
Operating leases	—	2,341
Financing leases	—	(207)

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

The Company currently operates seven casinos: six on real estate that we own or lease and one located within a hotel owned by a third party. In February 2023, we opened our temporary American Place facility, which we are permitted to operate until August 2027; we have already begun the design work for the permanent replacement facility. In December 2023, we began the phased opening of our newest property, Chamonix Casino Hotel (“Chamonix”), located adjacent to our existing Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado. Additionally, we benefit from seven permitted sports wagering “skins” – three in Colorado, three in Indiana, and one in Illinois. Other companies currently operate the active online sports wagering websites under their brands, paying us a percentage of revenues, as defined, subject to annual minimum amounts. Regarding our remaining idle skins, we continue to evaluate whether to operate our remaining idle skins ourselves or to have other third parties operate them. However, there is no certainty that we will be able to enter into agreements with replacement operators or successfully operate the skins ourselves.

For additional information about the Company’s segments, see Note 8.

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s 2023 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The interim condensed consolidated financial statements of the Company included herein reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of annualized results for an entire year.

The condensed consolidated financial statements include the accounts of Full House and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted cash balances consist of funds placed into an interest-bearing account to fund the completion of the Chamonix construction project, in accordance with the Company’s debt covenants.

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

(In thousands)	March 31,	December 31,
	2024	2023
Casino	$356	$343
Trade Accounts	3,106	3,479
Other Operations, excluding Contracted Sports Wagering	154	185
Contracted Sports Wagering	2,428	1,932
Other	305	582
	6,349	6,521
Less: Provision for credit losses	(1,299)	(1,189)
	$5,050	$5,332

The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the period:

(In thousands)
	2024	2023
Balance at January 1	$1,189	$249
Current period provision for (recovery of) credit losses	255	(50)
Write-offs	(145)	—
Balance at March 31	$1,299	$199

At March 31, 2024, estimated loss reserves for the current year include an additional provision of $250,000 in connection with two online sports wagering agreements, which remain active in Colorado and Indiana as of this report date. Management regularly evaluates the adequacy of the Company’s recorded reserves. As of March 31, 2024, we believe that no significant concentrations of credit risk existed for which a reserve had not already been recorded.

Other Intangible Assets. In March 2023, the Company paid $50.3 million to the Illinois Gaming Board (“IGB”) for required gaming license fees to operate the temporary American Place facility, and upon its opening, the permanent facility. Management has deemed the gaming license in Illinois as having an indefinite economic life, as such license is eligible for renewal every four years if all regulatory requirements are met. There is an additional one-time reconciliation fee, based on interim gaming revenues, which is calculated three years after commencing operations. The minimum present value of this long-term obligation was determined as of March 31, 2024 to be $23.4 million, which also corresponds to the increase in cost basis for the gaming license in Illinois. See Note 6 for details.

The long-term obligation for the Company’s gaming license in Illinois consisted of the following, as discussed above:

(In thousands)	March 31,	December 31,
	2024	2023
IGB Reconciliation Fee due 2026*	$33,870	$22,092
Less: Amount representing interest	(10,516)	(7,187)
Present value of IGB Reconciliation Fee	$23,354	$14,905

__________

*	This one-time fee will be paid in six annual installments beginning in February 2026.

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

Many of the Company’s casino customers choose to earn points under its customer loyalty programs. As points are accrued, the Company defers a portion of its casino revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points for various loyalty program benefits, primarily for “free casino play,” complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time. Such liabilities were approximately $0.8 million for each of March 31, 2024 and December 31, 2023, and these amounts are included in “other accrued expenses and current liabilities” on the condensed consolidated balance sheets.

Revenue for food and beverage, hotel, and other revenue transactions, as described in “Other Revenues” below, includes the retail value of (i) discretionary comps and (ii) comps provided in return for redemption of loyalty points. Additionally, the Company may collect deposits in advance for future hotel reservations or entertainment, among other services, which represent obligations of the Company until the service is provided to the customer.

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. The Company entered into several agreements with various unaffiliated companies allowing for online sports wagering within Indiana, Colorado and Illinois, as well as on-site sports wagering at American Place (the “Sports Agreements”). As part of these long-term Sports Agreements, the Company received one-time “market access” fees, which are recorded as long-term liabilities and then recognized as revenue ratably over the initial contract terms (or as accelerated due to early termination), beginning with the earlier of operations commencement or contractual commencement. In the third quarter of 2023, a contracted party ceased online operations in Indiana and Colorado, thus creating one available skin in each state.

Indiana. Under the Company’s one active Sports Agreement in Indiana that commenced in December 2021, we receive a percentage of revenues (as defined), subject to an annualized minimum of $1.0 million, while the $1.0 million market access fee is being amortized over the initial 10-year term of the agreement. For its two idle skins, the Company could operate the skins itself or utilize replacement operators. There is no certainty that the Company will be able to enter into agreements with replacement operators or successfully operate the skins itself.

Colorado. Under the Company’s two active Sports Agreements in Colorado, we receive a percentage of revenues (as defined), subject to annualized minimums totaling $2.0 million. Market access fees of $1.0 million for each agreement, which commenced in June 2020 and March 2023, are being amortized over their 10-year terms. For its idle skin, the Company could operate the skin itself or utilize a replacement operator. There is no certainty that the Company will be able to enter into an agreement with a replacement operator or successfully operate the skin itself.

Illinois. Under the Company’s Sports Agreement in Illinois, we receive a percentage of revenues (as defined), subject to a minimum of $5.0 million per year. A market access fee of $5.0 million is being amortized over the eight-year term of the Sports Agreement, which began its contractual term in August 2023.

In addition to the market access fees, deferred revenue includes quarterly and annual prepayments of contracted revenue, as required in two of the Sports Agreements. As of March 31, 2024, $1.5 million of such deferred revenue has been recognized during the year.

Deferred revenues consisted of the following, as discussed above:

(In thousands)		March 31,	December 31,
	Balance Sheet Location	2024	2023
Deferred revenue, current	Other accrued expenses and current liabilities	$4,692	$6,175
Deferred revenue, net of current portion	Contract liabilities, net of current portion	5,961	6,192
		$10,653	$12,367

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

Revenue by Source. The Company presents earned revenue as disaggregated by the type or nature of the good or service (casino, food and beverage, hotel, and other operations comprised mainly of retail, golf, entertainment, and contracted sports wagering) and by relevant geographic region within Note 8.

Income Taxes. For interim income tax reporting for the three months ended March 31, 2024, the Company estimates its annual effective tax rate and applies it to its year-to-date pretax income or loss.

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

Accounting Pronouncements:

ASU 2023-09, Income Taxes, Topic 740, Improvements to Income Tax Disclosures (“Update 2023-09”). In December 2023, the FASB issued Update 2023-09 to improve income tax disclosure requirements, primarily related to rate reconciliations and income taxes paid. Update 2023-09 is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2023-09 to the condensed consolidated financial statements.

ASU 2023-07, Segment Reporting, Topic 280, Improvements to Reportable Segment Disclosures (“Update 2023-07”). In November 2023, the FASB issued Update 2023-07 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Update 2023-07 is to be applied retrospectively and is effective for financial statements issued for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2023-07 on the condensed consolidated financial statements.

The Company believes that there are no other recently-issued accounting standards not yet effective that are currently likely to have a material impact on its financial statements.

3. LEASES

The Company has no material leases in which it is the lessor. As lessee, the Company has finance leases for a hotel and certain equipment, as well as operating leases for land, casino and office space, equipment, and buildings. The Company’s remaining lease terms, including extensions, range from one month to approximately 98 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land leases at Silver Slipper and American Place do include contingent rent, as further discussed below.

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

Silver Slipper Casino Land Lease through April 2058 and Option to Purchase. In 2004, the Company’s subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. Annual minimum rent is $0.9 million throughout the lease term until 2058, plus contingent rents of 3% of gross gaming revenue (as defined in the lease) in excess of $3.65 million per month.

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

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-guestroom hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel, and approximately 3.01 acres of land on which it resides, at a price based upon the hotel’s original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. At March 31, 2024, such potential purchase price was $2.1 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

The components of lease expenses are as follows:

(In thousands)		Three Months Ended
	Classification within	March 31,
Lease Costs	Statement of Operations	2024	2023
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$1,963	$1,792
Short-term payments	Selling, General and Administrative Expenses	—	22
Variable payments	Selling, General and Administrative Expenses	263	305
Finance leases:
Amortization of leased assets	Depreciation and Amortization	375	353
Interest on lease liabilities	Interest Expense, Net	79	111
Total lease costs		$2,680	$2,583

Leases recorded on the balance sheet consist of the following:

(In thousands)
		March 31,	December 31,
Leases	Balance Sheet Classification	2024	2023
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$43,900	$44,704
Finance lease assets	Property and Equipment, Net(1)	4,370	4,409
Finance lease assets	Finance Lease Right-of-Use Assets, Net(2)	1,983	2,318
Total lease assets		$50,253	$51,431

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$4,803	$4,784
Finance	Current Portion of Finance Lease Obligations	1,731	1,694
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	39,488	40,248
Finance	Finance Lease Obligations, Net of Current Portion	2,258	2,705
Total lease liabilities		$48,280	$49,431

__________

(1)	Finance lease assets are recorded net of accumulated amortization of $2.8 million for March 31, 2024 and $2.7 million for December 31, 2023.
(2)	These finance lease assets are recorded separately from Property and Equipment due to meeting qualifying classification criteria under ASC 842, but ownership of such assets is not expected to transfer to the Company upon term expiration. Additionally, amortization of these assets are expensed over the duration of the lease term or the assets’ estimated useful lives, whichever is earlier.

Maturities of lease liabilities as of March 31, 2024 are summarized as follows:

(In thousands)
	Operating	Finance
Years Ending December 31,	Leases	Leases
2024 (excluding the three months ended March 31, 2024)	$5,835	$1,468
2025	5,722	1,721
2026	4,864	652
2027	4,515	489
2028	4,515	—
Thereafter	312,066	—
Total future minimum lease payments	337,517	4,330
Less: Amount representing interest	(293,226)	(341)
Present value of lease liabilities	44,291	3,989
Less: Current lease obligations	(4,803)	(1,731)
Long-term lease obligations	$39,488	$2,258

Other information related to lease term and discount rate is as follows:

	March 31,		December 31,
Lease Term and Discount Rate	2024		2023
Weighted-average remaining lease term
Operating leases	68.8	years	67.9	years
Finance leases	2.6	years	2.8	years
Weighted-average discount rate
Operating leases	10.91%		10.91%
Finance leases	7.34%		7.46%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Three Months Ended
	March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows for operating leases	$1,901	$1,763
Operating cash flows for finance leases	$79	$111
Financing cash flows for finance leases	$410	$378

4. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)	March 31,	December 31,
	2024	2023
Revolving Credit Facility due 2026	$27,000	$27,000
8.25% Senior Secured Notes due 2028	450,000	450,000
Less: Unamortized debt issuance costs and discounts/premiums, net	(11,105)	(11,847)
	$465,895	$465,153

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

The Notes contain representations and warranties, covenants, and restrictions on dividends customary for notes of this type. Mandatory prepayments, in whole or in part, of the Notes will be required upon the occurrence of certain events, including sales of certain assets (unless such net proceeds are reinvested in the business), upon certain changes of control, or should the Company have certain unused funds in the construction disbursement account following the completion of Chamonix (expected around mid-2024).

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

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing 12-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. As of March 31, 2024, the Company was in compliance with this financial covenant and $27.0 million of borrowings were outstanding under the Credit Facility.

Fair Value of Long-Term Debt. The estimated fair value of the Notes was approximately $431.9 million for March 31, 2024 and $423.0 million for December 31, 2023, which values were estimated using quoted market prices (Level 1 inputs). The fair value of the Credit Facility approximates its carrying amount, as it is revolving, variable rate debt, and is classified as a Level 2 measurement.

5. INCOME TAXES

The Company’s effective income tax rate for the three months ended March 31, 2024 and 2023 was (3.8%) and 0.3%, respectively. The change in the effective income tax rate was primarily due to the Company’s projections for pre-tax book income in 2024, the effects of tax amortization on indefinite-lived intangibles in 2024, valuation allowances, and certain permanent differences between tax and financial reporting purposes. The Company’s income tax provision or benefit for interim periods has been determined using an estimate of its annual effective tax rate (“AETR”), adjusted for discrete items.

The Company continues to assess the realizability of deferred tax assets (“DTAs”) and concluded that it has not met the “more-likely-than-not” threshold. As of March 31, 2024, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with Accounting Standards Codification 740 (“ASC 740”), this assessment has taken into consideration the jurisdictions in which these DTAs reside. The valuation allowance against DTAs has no effect on the actual taxes paid or owed by the Company.

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

Contingent Gaming License Fees in Illinois

As required for its gaming licensure at American Place, the Company is required to make a “Reconciliation Payment” to the State of Illinois. The Reconciliation Payment is calculated three years after the commencement of gaming operations in Illinois in an amount equal to 75% of the adjusted gross receipts for the most lucrative trailing 12-month period of operations, offset by certain licensing fees paid by the Company in the first quarter of 2023. The Reconciliation Payment is due in annual installments over a period of six years, beginning in 2026.

7. EARNINGS (LOSS) PER SHARE

The table below reconciles basic and diluted loss per share of common stock:

(In thousands)	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss ─ basic	$(11,272)	$(11,415)
Net loss ─ diluted	$(11,272)	$(11,415)

Denominator:
Weighted-average common shares ─ basic	34,590	34,410
Potential dilution from share-based awards	—	—
Weighted-average common and common share equivalents ─ diluted	34,590	34,410
Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	4,212	3,846

8. SEGMENT REPORTING AND DISAGGREGATED REVENUE

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

The following tables present the Company’s segment information:

(In thousands)	Three Months Ended March 31, 2024
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$40,909	$10,764	$—	$51,673
Food and beverage	8,510	1,259	—	9,769
Hotel	2,008	844	—	2,852
Other operations, including contracted sports wagering	3,205	165	2,260	5,630
	$54,632	$13,032	$2,260	$69,924

Adjusted Segment EBITDA	$12,682	$(133)	$1,935	$14,484
Other operating costs and expenses:
Depreciation and amortization				(10,625)
Corporate expenses				(2,075)
Preopening costs				(1,663)
Loss on disposal of assets				(18)
Stock-based compensation				(709)
Operating loss				(606)
Other expense:
Interest expense, net				(10,250)
				(10,250)
Loss before income taxes				(10,856)
Income tax expense				416
Net loss				$(11,272)

(In thousands)	Three Months Ended March 31, 2023
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$28,852	$7,135	$—	$35,987
Food and beverage	6,897	763	—	7,660
Hotel	2,040	104	—	2,144
Other operations, including contracted sports wagering	3,013	122	1,180	4,315
	$40,802	$8,124	$1,180	$50,106

Adjusted Segment EBITDA	$10,687	$56	$1,161	$11,904
Other operating costs and expenses:
Depreciation and amortization				(5,859)
Corporate expenses				(1,779)
Project development costs				(7)
Preopening costs				(10,497)
Stock-based compensation				(748)
Operating loss				(6,986)
Other (expense) income:
Interest expense, net				(4,819)
Gain on insurance settlement				355
				(4,464)
Loss before income taxes				(11,450)
Income tax benefit				(35)
Net loss				$(11,415)

(In thousands)	March 31,	December 31,
	2024	2023
Total Assets
Midwest & South	$300,099	$298,072
West	359,974	372,875
Contracted Sports Wagering	1,222	977
Corporate and Other	9,144	16,533
	$670,439	$688,457

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2023, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2024. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House,” the “Company,” “we,” “our” or “us,” except where stated or the context otherwise indicates.

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering, among other amenities, casino gambling, hotel accommodations, dining, golf, RV camping, sports betting, entertainment and retail outlets. We currently operate seven casinos: six on real estate that we own or lease and one located within a hotel owned by a third party. In February 2023, we opened our temporary American Place facility, which we are permitted to operate until August 2027; we have already begun the design work for the permanent replacement facility. In December 2023, we began the phased opening of our newest property, Chamonix Casino Hotel (“Chamonix”), located adjacent to our existing Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado. Additionally, we benefit from seven permitted sports wagering “skins” – three in Colorado, three in Indiana, and one in Illinois. Other companies operate the active sports wagering websites under their brands, paying us a percentage of revenues, as defined, subject to annual minimum amounts. Regarding our remaining idle skins, we continue to evaluate whether to operate them ourselves or to have other third parties operate them. However, there is no certainty that we will be able to enter into agreements with replacement operators or successfully operate the skins ourselves.

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

Recent Developments

Chamonix Casino Hotel. Designed to integrate with our adjacent Bronco Billy’s Casino, Chamonix is the only luxury casino hotel located near the Colorado Springs metropolitan area. On December 27, 2023, we began its phased opening, starting with the casino, meeting space, and approximately one-third of its 300 guestrooms. The remainder of Chamonix’s guestrooms came online gradually during the first quarter. Our high-end steakhouse, 980 Prime by Barry Dakake, began welcoming its first guests on April 19, 2024, and our pool and spa are expected to begin operations before Memorial Day weekend.

American Place. In February 2023, we opened our temporary American Place facility in Waukegan, Illinois, which we are permitted to operate until August 2027. American Place currently includes approximately 940 slot machines, 48 table games, a fine-dining restaurant, two additional restaurants, a center bar and a sportsbook. We have already begun design work for the permanent American Place facility, which is expected to include a world-class casino, state-of-the-art sportsbook, premium boutique hotel comprised of 20 luxurious villas, and various food and beverage outlets.

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

Adjusted EBITDA, Adjusted Segment EBITDA, Adjusted Segment EBITDA Margin and Adjusted Property EBITDA:

Management uses Adjusted EBITDA as a measure of our performance. For a description of Adjusted EBITDA, see “Non-GAAP Financial Measure.”  We utilize Adjusted Segment EBITDA, a financial measure in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as the measure of segment profitability in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 8. In addition, we use Adjusted Segment EBITDA Margin, which is calculated by dividing Adjusted Segment EBITDA by the segment’s total revenues.

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

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(In thousands)	March 31,		Increase /
	2024	2023	(Decrease)
Revenues	$69,924	$50,106	39.6%
Operating expenses	70,530	57,092	23.5%
Operating loss	(606)	(6,986)	91.3%
Interest and other non-operating expenses, net	10,250	4,464	129.6%
Income tax expense (benefit)	416	(35)	1,288.6%
Net loss	$(11,272)	$(11,415)	1.3%

	Three Months Ended
(In thousands)	March 31,		Increase /
	2024	2023	(Decrease)
Casino revenues
Slots	$42,509	$31,528	34.8%
Table games	9,040	4,351	107.8%
Other	124	108	14.8%
	51,673	35,987	43.6%

Non-casino revenues, net
Food and beverage	9,769	7,660	27.5%
Hotel	2,852	2,144	33.0%
Other	5,630	4,315	30.5%
	18,251	14,119	29.3%
Total revenues	$69,924	$50,106	39.6%

	Three Months Ended
	March 31,		Increase /
(In thousands)	2024	2023	(Decrease)

Slot coin-in	$724,849	$540,228	34.2%
Slot win(1)	$53,132	$41,165	29.1%
Slot hold percentage(2)	7.3%	7.6%	(0.3)	pts
Table game drop	$46,928	$25,955	80.8%
Table game win(1)	$9,260	$4,417	109.6%
Table game hold percentage(2)	19.7%	17.0%	2.7	pts

__________

(1)	Does not reflect reductions in casino revenues from “discretionary comps” (see Note 2 for more information on our customer loyalty programs).
(2)	The three-year averages for slot hold percentage and table game hold percentage were 7.4% and 18.3%, respectively. A significant portion of our results in the recent and prospective quarters reflect the opening of two new casinos. Their win percentages may differ from historical averages.

The following discussion is based on our condensed consolidated financial statements for the three months ended March 31, 2024 and 2023.

Revenues. Consolidated total revenues increased by 39.6% (or $19.8 million) for the three months ended March 31, 2024 compared to the prior-year period. This was primarily due to a full quarter of operations in 2024 at American Place, which opened on February 17, 2023. Revenues during the first quarter of 2024 also benefited from the phased opening of Chamonix, which began on December 27, 2023. Gaming revenues from our integrated Bronco Billy’s/Chamonix facility increased by $3.6 million (or 115.6%), which helped offset gaming revenue declines at the Company’s other properties of $2.0 million (or 8.6%), when compared to the prior-year period.

For more information, see “Supplemental Information – Same-store Operating Results.”

Operating Expenses. Consolidated operating expenses increased by 23.5% (or $13.4 million) for the three months ended March 31, 2024, compared to the prior-year period. These increases were primarily due to the commencement of operations at American Place in February 2023 and Chamonix in December 2023. For American Place, these expenses included $6.2 million in selling, general and administrative costs, and $5.5 million in depreciation and amortization. Similarly for Chamonix, these expenses included $1.5 million of preopening costs, $3.8 million in selling, general and administrative costs, and $3.7 million in depreciation and amortization for the three months ended March 31, 2024.

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense, net, consists of the following:

	Three Months Ended
(In thousands)	March 31,
	2024	2023
Interest expense (excluding bond fee amortization and discounts/premiums)	$10,208	$9,020
Amortization of debt issuance costs and discounts/premiums	743	547
Capitalized interest	(361)	(3,472)
Interest income and other	(340)	(1,276)
	$10,250	$4,819

The increase in net interest expense for the three months ended March 31, 2024 was primarily due to reductions in capitalized interest, as construction of the temporary American Place and Chamonix facilities are largely complete. Additionally, as we invested cash into the construction of both projects, our cash balances were lower during the 2024 period, resulting in reduced interest income. Further, we issued $40.0 million in Additional Notes in February 2023, so the prior-year period reflects only a partial quarter of related interest expense.

Other Non-Operating Expenses, Net

For the three months ended March 31, 2024, we had no other non-operating expense. The corresponding prior-year period had $355,000 of other non-operating income, consisting primarily of insurance settlement proceeds from hurricane damage at Silver Slipper in 2020.

Income Tax Expense. We recognized an income tax provision of $416,000 and an income tax benefit of $35,000 for the respective three months ended March 31, 2024 and 2023, which resulted in effective income tax rates of (3.8%) and 0.3%, respectively. The change in the effective income tax rate was primarily due to the effects of tax amortization on indefinite-lived intangibles in 2024, as well as certain permanent differences between tax and financial reporting purposes.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2024 results. As we have incurred losses in prior periods, we anticipate any current-year taxable income will be offset by tax carryforwards from prior years. We continue to evaluate the ability to realize our deferred tax assets and need for a valuation allowance on a quarterly basis. The valuation allowance, and the potential reversal of such allowance, have no bearing on the taxes actually paid by the Company.

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

(In thousands)	Three Months Ended
	March 31,		Increase /
	2024	2023	(Decrease)
Revenues
Midwest & South	$54,632	$40,802	33.9%
West	13,032	8,124	60.4%
Contracted Sports Wagering	2,260	1,180	91.5%
	$69,924	$50,106	39.6%
Adjusted Segment EBITDA and Adjusted EBITDA
Midwest & South	$12,682	$10,687	18.7%
West	(133)	56	(337.5)%
Contracted Sports Wagering	1,935	1,161	66.7%
Adjusted Segment EBITDA	14,484	11,904	21.7%
Corporate	(2,075)	(1,779)	16.6%
Adjusted EBITDA	$12,409	$10,125	22.6%

Adjusted Segment EBITDA Margin
Midwest & South	23.2%	26.2%	(3.0)	pts
West	(1.0)%	0.7%	(1.7)	pts
Contracted Sports Wagering	85.6%	98.4%	(12.8)	pts

Supplemental Information – Same-store Operating Results

The following table presents the financial results of our Midwest & South operations on a same-store basis for the three months ended March 31, 2024 and 2023 for revenues and Adjusted Segment EBITDA; see “Non-GAAP Financial Measure” for additional information.

Same-store operations exclude results of new and acquired operating segments that have not been in operations for longer than a year, starting from the date of commencement or acquisition through the end of the reporting period. Accordingly, for Midwest & South, we have excluded the results of American Place for periods subsequent to its commencement of operations.

(In thousands)	Three Months Ended
	March 31,		Increase /
	2024	2023	(Decrease)
Midwest & South same-store total revenues(1)	$28,824	$30,382	(5.1)%
American Place	25,808	10,420	147.7%
Midwest & South total revenues	$54,632	$40,802	33.9%

Midwest & South same-store Adjusted Segment EBITDA(1)	$5,301	$7,114	(25.5)%
American Place	7,381	3,573	106.6%
Midwest & South Adjusted Segment EBITDA	$12,682	$10,687	18.7%

Midwest & South same-store Adjusted Segment EBITDA margin(1)	18.4%	23.4%	(5.0)	pts
American Place	28.6%	34.3%	(5.7)	pts
Midwest & South Adjusted Segment EBITDA margin	23.2%	26.2%	(3.0)	pts

__________

(1)	Same-store operations exclude results from American Place, which opened on February 17, 2023.

The following table presents the financial results of our Contracted Sports Wagering operations on a same-store basis for the three months ended March 31, 2024 and 2023 for revenues and Adjusted Segment EBITDA; see “Non-GAAP Financial Measure” for additional information.

Same-store operations exclude results of new and acquired operating segments that have not been in operations for longer than a year, starting from the date of commencement or acquisition through the end of the reporting period. Accordingly, for Contracted Sports Wagering, we have excluded the results in Illinois for periods subsequent to its contractual commencement of revenue payments.

(In thousands)	Three Months Ended
	March 31,		Increase /
	2024	2023	(Decrease)
Contracted Sports Wagering same-store total revenues(1)	$825	$1,180	(30.1)%
Illinois	1,435	—	N.M.
Contracted Sports Wagering total revenues	$2,260	$1,180	91.5%

Contracted Sports Wagering same-store Adjusted Segment EBITDA(1)	$546	$1,161	(53.0)%
Illinois	1,389	—	N.M.
Contracted Sports Wagering Adjusted Segment EBITDA	$1,935	$1,161	66.7%

Contracted Sports Wagering same-store Adjusted Segment EBITDA margin(1)	66.2%	98.4%	(32.2)	pts
Illinois	96.8%	—%	96.8	pts
Contracted Sports Wagering Adjusted Segment EBITDA margin	85.6%	98.4%	(12.8)	pts

__________
N.M. Not meaningful.

(1)	Same-store operations exclude results from Illinois, which contractually commenced on August 15, 2023.

Midwest & South

Our Midwest & South segment includes Silver Slipper Casino and Hotel, Rising Star Casino Resort and American Place, which opened in Waukegan, Illinois, in February 2023. Total revenues for the three months ended March 31, 2024 increased by 33.9% (or $13.8 million), primarily due to a full quarter of operations from American Place. Excluding results from American Place, same-store revenues declined by 5.1% (or $1.6 million), in part due to adverse winter weather over several weekend periods, resulting in lower casino revenue.

Reflecting the February 2023 opening of American Place, casino revenue increased by 41.8% (or $12.1 million) for the three months ended March 31, 2024. Slot revenue for the segment increased by 30.3% (or $7.7 million), and table games revenue increased by 130.2% (or $4.4 million). Excluding results from American Place, same-store casino revenue declined by 10.4% (or $2.0 million) for the three months ended March 31, 2024, primarily due to lower slot and table games volumes at Silver Slipper and Rising Star, compared to the prior-year period. In addition to the adverse weather noted above, Rising Star continues to compete with a relatively new racetrack casino that opened in September 2022 in Northern Kentucky.

Non-casino revenue increased by 14.8% (or $1.8 million) for the three months ended March 31, 2024, largely due to increases in food and beverage revenue. Food and beverage revenue rose 23.4% (or $1.6 million), reflecting the opening of additional food and beverage venues, and expansion of operating hours, at American Place throughout 2023 and early 2024. Hotel revenues for the segment declined by 1.6% (or $32,000) for the three months ended March 31, 2024, as American Place does not currently have hotel operations.

Adjusted Segment EBITDA increased by 18.7% (or $2.0 million) for the three months ended March 31, 2024. This increase reflects a full quarter of operations at American Place, which generated $7.4 million of Adjusted Property EBITDA, offsetting a decline in same-store Adjusted Segment EBITDA from $7.1 million to $5.3 million (or 25.5%) for the three months ended March 31, 2024. Same-store operations were primarily affected by significant snowfall over several weekends, when the majority of guests typically visit our casinos, declines in casino revenues and higher operating costs at Silver Slipper, including property insurance.

West

Our West segment includes Grand Lodge, Stockman’s Casino, Bronco Billy’s Casino and Hotel, and Chamonix Casino Hotel, which began its phased opening on December 27, 2023. The market in Cripple Creek, Colorado, is seasonal, favoring the summer months. Our Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of annual revenues. Additionally, snowfall levels during the winter months can often affect operations, as Grand Lodge is located near several major ski resorts. While Grand Lodge typically benefits from a “good” snow year, resulting in extended periods of operation at the nearby ski areas, excessive snow levels can also result in challenging driving conditions or the closure of roads leading to the property.

Total revenues increased by 60.4% (or $4.9 million) for the three months ended March 31, 2024, primarily due to the phased opening of Chamonix, which was designed to integrate with existing operations at Bronco Billy’s. Results for the prior-year period reflected planned business disruptions to accommodate the construction of Chamonix.

Casino revenue increased by 50.9% (or $3.6 million) for the three months ended March 31, 2024, reflecting contributions from Chamonix and improved operating conditions at Bronco Billy’s. Slot revenue increased by 53.6% (or $3.3 million) for the three months ended March 31, 2024, despite decreases in slot volumes at Grand Lodge and Stockman’s. Table games revenue rose by $0.3 million (or 32.6%) for the three months ended March 31, 2024, with increased table games revenues from our Colorado operations, including Chamonix, accounting for the entire period-over-period change.

Non-casino revenue improved by $1.3 million for the three months ended March 31, 2024. Food and beverage revenues increased by $0.5 million for the three months ended March 31, 2024, and hotel revenues rose by $0.7 million. These improvements came from Chamonix, which benefited from the opening of its 300-room hotel gradually throughout the first quarter of 2024 and related increases in guest volumes at Chamonix’s and Bronco Billy’s restaurants.

Adjusted Segment EBITDA of $(0.1) million for the three months ended March 31, 2024 compares to $0.1 million in the prior-year period. Current-period results reflect the phased opening of Chamonix Casino Hotel, which is currently operating less efficiently than expected in future quarters. Elevated expenses include the training of new employees and additional marketing costs expected to benefit future operations. Results in the current period also reflect significant snowfall over several weekends, when guest traffic at our casinos is typically strongest, and the loss of electrical power to the entire city of Cripple Creek for three days.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado, Indiana and Illinois.

For the three months ended March 31, 2024, revenues grew 91.5%, from $1.2 million in the prior-year period to $2.3 million, and Adjusted Segment EBITDA rose 66.7%, from $1.2 million to $1.9 million. These results reflect the launch of our permitted Illinois sports skin in August 2023. Under the Illinois sports wagering agreement, we receive a percentage of revenues (as defined), subject to an annualized minimum of $5 million, with minimal expected expenses. Additionally, we receive a percentage of on-site sports revenue, as defined. Such agreement contributed $1.4 million in revenues, as well as Adjusted Segment EBITDA, during the 2024 period.

Additionally, these results reflect the commencement of a replacement contract in Colorado, which began contributing to our results in March 2023, as well as a provision for credit losses on sports wagering receivables of $0.3 million in the first quarter of 2024. There was no such provision for the prior-year period.

We currently have two idle sports skins in Indiana and one idle sports skin in Colorado. We continue to evaluate whether to operate our idle skins ourselves or to have other third parties operate them. However, there is no certainty that we will be able to enter into agreements with replacement operators or successfully operate the skins ourselves.

Corporate

Corporate expenses for the three months ended March 31, 2024 rose 16.6% (or $0.3 million), primarily due to an increase in third-party professional services, as compared to the prior-year period. Corporate expenses were $2.1 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively.

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

The following table presents a reconciliation of net loss and operating loss to Adjusted EBITDA:

(In thousands)	Three Months Ended
	March 31,
	2024	2023
Net loss	$(11,272)	$(11,415)
Income tax expense (benefit)	416	(35)
Interest expense, net	10,250	4,819
Gain on insurance settlement	—	(355)
Operating loss	(606)	(6,986)
Project development costs	—	7
Preopening costs	1,663	10,497
Depreciation and amortization	10,625	5,859
Loss on disposal of assets	18	—
Stock-based compensation	709	748
Adjusted EBITDA	$12,409	$10,125

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA.

Three Months Ended March 31, 2024
(In thousands)
						Adjusted
						Segment
	Operating	Depreciation	Loss on		Stock-	EBITDA and
	Income	and	Disposal	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$5,809	$6,736	$18	$119	$—	$12,682
West	(5,536)	3,859	—	1,544	—	(133)
Contracted Sports Wagering	1,935	—	—	—	—	1,935
	2,208	10,595	18	1,663	—	14,484
Other operations
Corporate	(2,814)	30	—	—	709	(2,075)
	$(606)	$10,625	$18	$1,663	$709	$12,409

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

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month periods ended March 31, 2024 and 2023 included facility rents related to: (i) Midwest & South of $1.4 million in 2024 and $0.9 million in 2023, and (ii) West of $0.6 million in 2024 and $0.7 million in 2023.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2024, we had $46.3 million of cash and equivalents, including $20.6 million of restricted cash dedicated to the completion of Chamonix’s construction. We estimate that between $10 million and $15 million of cash is used in our current day-to-day operations, including on-site cash in our slot machines, change and redemption kiosks, and cages. We believe that current cash balances, together with the available borrowing capacity under our revolving credit facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations. Over the last several years, we invested in two large construction projects that are now open to the public: American Place, which opened in February 2023, and Chamonix, which opened in December 2023.

Cash flows – operating activities. On a consolidated basis, cash used in operations during the three months ended March 31, 2024 was $4.4 million, compared to cash used in operations of $7.3 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. During the current period, we benefited from a full quarter of operations at American Place, which opened in February 2023.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the three months ended March 31, 2024 was $22.6 million, primarily related to Chamonix. Cash used in investing activities during the prior-year period was $101.7 million, which included a gaming license payment of $50.3 million required to open American Place, as well as capital expenditures to construct Chamonix and American Place.

Cash flows – financing activities. On a consolidated basis, cash used in financing activities during the three months ended March 31, 2024 was $0.5 million, compared to cash provided by financing activities of $60.2 million in the prior-year period. During 2023, net borrowings from the Credit Facility totaled $27.0 million, and we received $40.0 million of gross proceeds from the issuance of our Additional Notes to open American Place.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations, in addition to planned capital expenditures related to the completion of Chamonix. Our principal debt matures in February 2028. Certain planned capital expenditures designed to grow the Company, such as the permanent American Place facility and the potential future expansion of Silver Slipper, may require additional financing and/or temporarily reduce the Company’s ability to repay debt.

Our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. Such future developments are highly uncertain and cannot be accurately predicted at this time.

Debt

Long-term Debt. At March 31, 2024, we had $450.0 million of principal indebtedness outstanding under the Notes, and $27.0 million outstanding under the Credit Facility. We also owe $2.1 million related to our finance lease of a hotel at Rising Star. With the exception of the Credit Facility, all of our debt is at fixed interest rates. See Note 4 for details on our debt obligations.

Other

Capital Investments. In addition to normal maintenance capital expenditures, we expect to make significant capital investments related to the completion of Chamonix and, in the future, the permanent American Place facility.

Chamonix. We began the phased opening of Chamonix on December 27, 2023. To fund Chamonix’s construction, we issued our 2028 Notes and placed a portion of such proceeds into a restricted cash account dedicated to the completion of Chamonix’s construction (see Note 4). As of March 31, 2024, the balance of such restricted cash account was approximately $20.6 million, which we expect to invest in the second and third quarters of 2024. In April 2024, we opened Chamonix’s high-end steakhouse; its spa and rooftop pool are expected to open in the second quarter of 2024.

American Place. We were selected by the IGB to develop and operate American Place in Waukegan, Illinois. While the larger permanent facility is under development, we are operating the temporary American Place facility, which opened in February 2023. As previously noted, we have been approved to operate the temporary American Place facility until August 2027, thus delaying any expected meaningful capital expenditures for the permanent American Place facility until 2026 and 2027. During 2024, we currently expect to invest modest additional amounts into the temporary American Place facility, primarily related to the February 2024 completion of the property’s high-end restaurant and, potentially, modest additional amounts related to construction planning for the permanent American Place facility. While we expect to internally generate a portion of the needed funds to complete American Place, we will likely need additional financing, as well. Lawsuits filed by an unsuccessful bidder for the Waukegan gaming license – and against parties unrelated to us – may impact our ability to arrange such financing and, therefore, delay the start of meaningful construction.

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

Critical Accounting Estimates and Policies

We describe our critical accounting estimates and policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2023. We also discuss our critical accounting estimates and policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2023. There has been no significant change in our estimation methods since the end of 2023.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; our expected construction budgets, estimated commencement and completion dates, expected amenities, and our expected operational performance for Chamonix and American Place; our expectations regarding the legal proceedings related to the process whereby we were granted the gaming license for American Place; our expectations regarding our ability to generate operating cash flow and to obtain debt financing on reasonable terms and conditions for the construction of the permanent American Place facility; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects, and the resulting impact on our financial results; our sports wagering contracts with third-party providers, including the expected revenues and expenses and our expectations regarding the operation and usage of our available idle sports wagering contracts, our ability to replace any terminated sports wagering contracts or our ability to operate sports wagering contracts ourselves; our expectations regarding our ability to extend the lease at the Grand Lodge Casino; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; anticipated sources of funds; anticipated or potential legislative actions; beliefs in connection with our marketing efforts; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal and litigation matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those risks discussed in Part I, Item 1A—Risk Factors and throughout Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of our Annual Report on Form 10-K for the year ended December 31, 2023, and in Part II, Item 1A—Risk Factors and elsewhere of this Form 10-Q. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the SEC, and our Annual Report on Form 10-K for the year ended December 31, 2023, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of March 31, 2024, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 5. Other Information

Insider Trading Arrangements — On March 13, 2024, Elaine Guidroz, our Senior Vice President, Secretary and General Counsel, adopted a trading arrangement for the sale of securities of our common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Ms. Guidroz’s Rule 10b5-1 Trading Plan, which has a term until February 28, 2025, provides for the sale of up to 28,800 shares of common stock pursuant to one or more market or limit orders.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business. We do not believe that the final outcome of these matters will have a material adverse effect on our condensed consolidated financial position or results of operations. We maintain what we believe is adequate insurance coverage to further mitigate the risks of such proceedings.

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

FULL HOUSE RESORTS, INC.

Date: May 8, 2024	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: May 8, 2024	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)