Form 10-Q
period 2024-06-30
FULL HOUSE RESORTS INC
filed 2024-08-06
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 2, 2024, there were 34,799,896 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Casino	$54,685	$45,359	$106,358	$81,346
Food and beverage	10,403	8,673	20,172	16,333
Hotel	3,742	2,348	6,594	4,492
Other operations, including contracted sports wagering	4,662	3,002	10,292	7,317
	73,492	59,382	143,416	109,488
Operating costs and expenses
Casino	20,719	16,990	41,294	30,334
Food and beverage	10,714	9,030	20,474	16,485
Hotel	2,383	1,228	4,546	2,447
Other operations	990	705	1,781	1,187
Selling, general and administrative	25,285	21,577	50,220	39,806
Project development costs	3	17	3	24
Preopening costs	757	1,086	2,420	11,583
Depreciation and amortization	10,326	8,155	20,951	14,014
Loss on disposal of assets	—	—	18	—
	71,177	58,788	141,707	115,880
Operating income (loss)	2,315	594	1,709	(6,392)
Other (expense) income
Interest expense, net	(11,023)	(5,633)	(21,273)	(10,452)
Gain on insurance settlement	—	—	—	355
	(11,023)	(5,633)	(21,273)	(10,097)
Loss before income taxes	(8,708)	(5,039)	(19,564)	(16,489)
Income tax (benefit) provision	(79)	561	337	526
Net loss	$(8,629)	$(5,600)	$(19,901)	$(17,015)

Basic loss per share	$(0.25)	$(0.16)	$(0.57)	$(0.49)
Diluted loss per share	$(0.25)	$(0.16)	$(0.57)	$(0.49)

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and equivalents	$31,061	$36,155
Restricted cash	13,636	37,639
Accounts receivable, net of provision for credit losses of $1,582 and $1,189	5,512	5,332
Inventories	2,015	1,839
Prepaid expenses and other	4,312	3,674
	56,536	84,639

Property and equipment, net	460,724	457,907
Operating lease right-of-use assets, net	43,074	44,704
Finance lease right-of-use assets, net	1,647	2,318
Goodwill	21,286	21,286
Other intangible assets, net of accumulated amortization of $377 and $8,140	89,335	76,271
Deposits and other	1,316	1,332
	$673,918	$688,457
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,009	$12,794
Income taxes payable	—	489
Construction payable	11,533	20,667
Accrued payroll and related	7,694	4,097
Accrued interest	14,055	14,248
Other accrued expenses and current liabilities	18,631	19,779
Current portion of operating lease obligations	4,298	4,784
Current portion of finance lease obligations	1,768	1,694
	69,988	78,552

Operating lease obligations, net of current portion	39,219	40,248
Finance lease obligations, net of current portion	1,801	2,705
Other long-term liabilities, net of current portion	29,835	16,075
Long-term debt, net	466,638	465,153
Deferred income taxes, net	2,021	1,684
Contract liabilities, net of current portion	4,962	6,192
	614,464	610,609
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 35,302,549 and 35,302,549 shares issued and 34,799,896 and 34,590,150 shares outstanding	4	4
Additional paid-in capital	114,580	113,329
Treasury stock, 502,653 and 712,399 common shares	(613)	(869)
Accumulated deficit	(54,517)	(34,616)
	59,454	77,848
	$673,918	$688,457

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2024	35,302	$4	$113,329	712	$(869)	$(34,616)	$77,848
Stock-based compensation	—	—	709	—	—	—	709
Net loss	—	—	—	—	—	(11,272)	(11,272)
Balance, March 31, 2024	35,302	4	114,038	712	(869)	(45,888)	67,285
Options exercised and restricted stocks vested	—	—	(198)	(209)	256	—	58
Stock-based compensation	—	—	740	—	—	—	740
Net loss	—	—	—	—	—	(8,629)	(8,629)
Balance, June 30, 2024	35,302	$4	$114,580	503	$(613)	$(54,517)	$59,454

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2023	35,302	$4	$110,590	895	$(1,091)	$(9,712)	$99,791
Options exercised	—	—	12	(4)	5	—	17
Stock-based compensation	—	—	748	—	—	—	748
Net loss	—	—	—	—	—	(11,415)	(11,415)
Balance, March 31, 2023	35,302	4	111,350	891	(1,086)	(21,127)	89,141
Options exercised and restricted stocks vested	—	—	(65)	(166)	202	—	137
Stock-based compensation	—	—	655	—	—	—	655
Net loss	—	—	—	—	—	(5,600)	(5,600)
Balance, June 30, 2023	35,302	$4	$111,940	725	$(884)	$(26,727)	$84,333

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(19,901)	$(17,015)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,951	14,014
Amortization of debt issuance costs, discounts and premiums	1,485	1,291
Non-cash change in ROU operating lease assets	1,631	1,997
Stock-based compensation	1,449	1,403
Loss on disposal of assets	18	—
Provision for (recovery of) credit losses	538	(33)
Gain on insurance settlement	—	(355)
Other operating activities	—	773
Deferred income taxes	337	526
Increases and decreases in operating assets and liabilities:
Accounts receivable	(718)	(2,021)
Prepaid expenses, inventories and other	(814)	(133)
Income taxes payable	(489)	—
Operating lease liabilities	(1,516)	(1,933)
Contract liabilities	(4,060)	18
Accounts payable and other liabilities	6,812	3,170
Net cash provided by operating activities	5,723	1,702
Cash flows from investing activities:
Capital expenditures	(33,939)	(89,309)
Proceeds from insurance settlement related to property damage	—	355
Acquisition of intangible assets	(1)	(50,250)
Other	15	—
Net cash used in investing activities	(33,925)	(139,204)
Cash flows from financing activities:
Proceeds from Senior Secured Notes due 2028 borrowings	—	40,000
Payment of debt discount and issuance costs	—	(6,490)
Borrowings under revolving credit facility	3,000	36,000
Repayment of revolving credit facility borrowings	(3,000)	(9,000)
Repayment of finance lease obligations	(830)	(759)
Proceeds from exercise of stock options	58	154
Other	(123)	—
Net cash (used in) provided by financing activities	(895)	59,905

Net decrease in cash, cash equivalents and restricted cash	(29,097)	(77,597)
Cash, cash equivalents and restricted cash, beginning of period	73,794	191,176
Cash, cash equivalents and restricted cash, end of period	$44,697	$113,579

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – (Continued)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Supplemental Cash Flow Disclosure:
Cash paid for interest, net of amounts capitalized	$19,599	$10,721
Cash paid for income taxes	489	—

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Payables and accruals incurred for capital expenditures	$8,344	$25,949
Accrued liability related to asset acquisition	13,090	—
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	—	30,178
Right-of-use asset and liability remeasurements:
Operating leases	—	2,341
Financing leases	—	(207)

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

The Company currently operates seven casinos: six on real estate that we own or lease and one located within a hotel owned by a third party. In February 2023, we opened our temporary American Place facility, which we are permitted to operate until August 2027; we have begun the design work for the permanent gaming resort facility that we plan to build on adjoining land. In December 2023, we began the phased opening of our newest property, Chamonix Casino Hotel (“Chamonix”), located adjacent to our existing Bronco Billy’s Casino in Cripple Creek, Colorado. Additionally, we benefit from seven permitted sports wagering “skins” – three in Colorado, three in Indiana, and one in Illinois.

For additional information about the Company’s segments, see Note 8.

The following table presents selected information concerning our segments:

Segments and Properties	Locations
Midwest & South
American Place*	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
West
Bronco Billy’s Casino and Chamonix Casino Hotel*	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
One active sports wagering website (“skins”), plus two others that are currently idle	Colorado
One active sports wagering website (“skins”), plus two others that are currently idle	Indiana
One active sports wagering website (“skin”), commenced in August 2023	Illinois

__________

*	The temporary American Place facility and Chamonix opened on February 17 and December 27, 2023, respectively.

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

(In thousands)	June 30,	December 31,
	2024	2023
Casino	$321	$343
Trade Accounts	3,059	3,479
Other Operations, excluding Contracted Sports Wagering	166	185
Contracted Sports Wagering	2,930	1,932
Other	618	582
	7,094	6,521
Less: Provision for credit losses	(1,582)	(1,189)
	$5,512	$5,332

The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the period:

(In thousands)
	2024	2023
Balance at January 1	$1,189	$249
Current period provision for (recovery of) credit losses	538	(33)
Write-offs	(145)	—
Balance at June 30	$1,582	$216

At June 30, 2024, estimated loss reserves for the current year include an additional provision of $0.5 million in connection with two online sports wagering agreements, which remain active in Colorado and Indiana. In July 2024, each of the Company’s respective subsidiaries entered into amended agreements with the contracted party to settle such overdue receivables, which included settlement provisions for the outstanding receivable balances (see Note 9).

Management regularly evaluates the adequacy of the Company’s recorded reserves. As of June 30, 2024, we believe that no significant concentrations of credit risk existed for which a reserve had not already been recorded.

Other Intangible Assets. In March 2023, the Company paid $50.3 million to the Illinois Gaming Board (“IGB”) for required gaming license fees to operate the temporary American Place facility, and upon its opening, the permanent facility. Management has deemed the gaming license in Illinois as having an indefinite economic life, as such license is eligible for renewal every four years if all regulatory requirements are met. There is an additional one-time reconciliation fee, based on interim gaming revenues, which is calculated three years after commencing operations and paid over the ensuing six years. The minimum present value of this long-term obligation was determined as of June 30, 2024 to be $28.0 million, which is accounted for as an increase in the cost basis for the gaming license in Illinois. See Note 6 for details.

The long-term obligation for the Company’s gaming license in Illinois consisted of the following, as discussed above:

(In thousands)	June 30,	December 31,
	2024	2023
IGB Reconciliation Fee*	$39,525	$22,092
Less: Amount representing interest	(11,530)	(7,187)
Present value of IGB Reconciliation Fee	$27,995	$14,905

__________

*	Calculated based upon gaming revenues generated through June 2024. This one-time fee will be paid in six annual installments beginning in February 2026.

Additionally, during the second quarter of 2024, the Company retired $7.8 million of fully amortized intangible assets, which consisted primarily of acquired player loyalty programs. This resulted in net accumulated amortization of $0.4 million at June 30, 2024, compared to $8.1 million at December 31, 2023.

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

Many of the Company’s casino customers choose to earn points under its customer loyalty programs. As points are accrued, the Company defers a portion of its casino revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points for various loyalty program benefits, primarily for “free casino play,” complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time. Such liabilities were approximately $0.9 million at June 30, 2024 and $0.8 million at December 31, 2023, and these amounts are included in “other accrued expenses and current liabilities” on the condensed consolidated balance sheets.

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

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. The Company entered into several agreements with various unaffiliated companies allowing for online sports wagering within Indiana, Colorado and Illinois, as well as on-site sports wagering at American Place (the “Sports Agreements”). As part of these long-term Sports Agreements, the Company received one-time “market access” fees, which are recorded as long-term liabilities and then recognized as revenue ratably over the initial contract terms (or as accelerated due to early termination), beginning with the earlier of operations commencement or contractual commencement. In the third quarter of 2023, a contracted party ceased online operations in Indiana and Colorado, thus creating one available skin in each state. Another contracted party ceased online operations in Colorado during the second quarter of 2024, resulting in $0.9 million of accelerated revenue from market access fees.

Indiana. Under the Company’s one active Sports Agreement in Indiana that commenced in December 2021, we receive a percentage of revenues (as defined), subject to an annualized minimum amount. Additionally, a $1.0 million market access fee, received upon signing of the agreement, is being amortized over the initial 10-year term of the agreement. During the third quarter of 2024, the agreement was amended to settle overdue payments and to reduce future annual amounts for the remainder of the initial term through November 2031, as well as for any renewal periods (see Note 9). The Company also has two idle skins, which the Company could operate itself or allow third-party operators to utilize. There is no certainty that the Company will be able to enter into agreements with other third-party operators or successfully operate the skins itself.

Colorado. Similarly in Colorado, under the Company’s one active Sports Agreement that commenced in June 2020, we receive a percentage of revenues (as defined), subject to an annualized minimum amount. Additionally, a $1.0 million market access fee, received upon signing of the agreement, is being amortized over the initial 10-year term of the agreement. During the third quarter of 2024, the agreement was amended to settle overdue payments and to reduce future annual amounts for the remainder of the initial term through June 2030, as well as for any renewal periods (see Note 9). The Company also has two idle skins, which the Company could operate itself or allow third-party operators to utilize. There is no certainty that the Company will be able to enter into agreements with other third-party operators or successfully operate the skins itself.

Illinois. Under the Company’s Sports Agreement in Illinois, we receive a percentage of revenues (as defined), subject to a minimum of $5.0 million per year. A market access fee of $5.0 million is being amortized over the eight-year term of the Sports Agreement, which began its contractual term in August 2023.

In addition to the market access fees, deferred revenue includes annual prepayments of contracted revenue. With the July 2024 amendment of two Sports Agreements, the prepayment of contracted revenue is now required in all of the Company’s active Sports Agreements.

Deferred revenues consisted of the following, as discussed above:

(In thousands)		June 30,	December 31,
	Balance Sheet Location	2024	2023
Deferred revenue, current	Other accrued expenses and current liabilities	$3,346	$6,175
Deferred revenue, net of current portion	Contract liabilities, net of current portion	4,962	6,192
		$8,308	$12,367

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

Income Taxes. For interim income tax reporting for the three and six months ended June 30, 2024, the Company estimates its annual effective tax rate and applies it to its year-to-date pretax income or loss.

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

Accounting Pronouncements:

ASU 2023-09, Income Taxes, Topic 740, Improvements to Income Tax Disclosures (“Update 2023-09”). In December 2023, the FASB issued Update 2023-09 to improve income tax disclosure requirements, primarily related to rate reconciliations and income taxes paid. Update 2023-09 is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2023-09 to the consolidated financial statements and related disclosures.

ASU 2023-07, Segment Reporting, Topic 280, Improvements to Reportable Segment Disclosures (“Update 2023-07”). In November 2023, the FASB issued Update 2023-07 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Update 2023-07 is to be applied retrospectively and is effective for financial statements issued for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2023-07 on the consolidated financial statements and related disclosures.

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

Silver Slipper Casino Land Lease through April 2058 and Option to Purchase. In 2004, the Company’s subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. Annual minimum rent is $0.9 million throughout the lease term until 2058, plus contingent rents of 3% of gross gaming revenue (as defined in the lease) in excess of $3.65 million per month. Rent paid through the first half of 2024, including contingent rent, was $0.8 million.

Through October 1, 2027, the Company may buy out the lease for $15.5 million, plus a seller-retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined) for 10 years following the purchase date.

Bronco Billy’s / Chamonix Lease through January 2035 and Option to Purchase. The Company’s subsidiary, FHR-Colorado LLC, leases certain parcels, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. The Company exercised its fourth renewal option to extend the lease term through January 2029, with current annual lease payments of $0.4 million. Annual minimum rent will increase to $0.5 million starting in February 2026 with adjustments on each anniversary thereafter, based on the consumer price index. The lease contains a $7.6 million purchase option exercisable at any time during the lease term, or as extended, and a right of first refusal on any sale of the property.

The Company’s related ROU asset and liability balances on its balance sheet factor in all renewal terms through January 2035, as the Company is deemed likely to exercise each renewal unless it exercises its purchase buyout right.

Grand Lodge Casino Lease through December 2024. The Company’s subsidiary, Gaming Entertainment (Nevada), LLC, has a lease (the “Hyatt Lease”) with Incline Hotel, LLC, the owner of the Hyatt Regency Lake Tahoe Resort (“Hyatt Lake Tahoe”), to operate the Grand Lodge Casino. It is collateralized by the Company’s interests under the lease and property (as defined in the lease) and is subordinate to the liens of the Notes (see Note 4). The lessor has an option to purchase the Company’s leasehold interest and related operating assets of the Grand Lodge Casino at any time prior to lease expiration, subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the 12-month period preceding the acquisition (or pro-rated if less than 12 months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property.

The current annual rent of $2.0 million is applicable through December 2024. In July 2024, the lease was further amended to extend the current term through December 31, 2034 and, additionally, permits the lessor to terminate the lease early with six months’ notice for a significant renovation of the property (see Note 9). Accordingly, the Company will remeasure this lease’s related ROU asset and liability balances on its balance sheet upon the effective date of the amendment.

Corporate Office Lease through January 2025. The Company leases 4,479 square feet of office space in Las Vegas, Nevada. Annual rent is approximately $0.2 million and the term of the office lease expires in January 2025.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-guestroom hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel, and approximately 3.01 acres of land on which it resides, at a price based upon the hotel’s original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. At June 30, 2024, such potential purchase price was $2.0 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

The components of lease expenses are as follows:

(In thousands)		Three Months Ended		Six Months Ended
	Classification within	June 30,		June 30,
Lease Costs	Statement of Operations	2024	2023	2024	2023
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$1,964	$2,170	$3,927	$3,962
Short-term payments	Selling, General and Administrative Expenses	—	—	—	22
Variable payments	Selling, General and Administrative Expenses	316	349	579	654
Finance leases:
Amortization of leased assets	Depreciation and Amortization	374	348	749	701
Interest on lease liabilities	Interest Expense, Net	70	109	149	220
Total lease costs		$2,724	$2,976	$5,404	$5,559

Leases recorded on the balance sheet consist of the following:

(In thousands)
		June 30,	December 31,
Leases	Balance Sheet Classification	2024	2023
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$43,074	$44,704
Finance lease assets	Property and Equipment, Net(1)	4,331	4,409
Finance lease assets	Finance Lease Right-of-Use Assets, Net(2)	1,647	2,318
Total lease assets		$49,052	$51,431

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$4,298	$4,784
Finance	Current Portion of Finance Lease Obligations	1,768	1,694
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	39,219	40,248
Finance	Finance Lease Obligations, Net of Current Portion	1,801	2,705
Total lease liabilities		$47,086	$49,431

__________

(1)	Finance lease assets are recorded net of accumulated amortization of $2.8 million for June 30, 2024 and $2.7 million for December 31, 2023.
(2)	These finance lease assets are recorded separately from Property and Equipment due to meeting qualifying classification criteria under ASC 842, but ownership of such assets is not expected to transfer to the Company upon term expiration. Additionally, amortization of these assets are expensed over the duration of the lease term or the assets’ estimated useful lives, whichever is earlier.

Maturities of lease liabilities as of June 30, 2024 are summarized as follows:

(In thousands)
	Operating	Finance
Years Ending December 31,	Leases	Leases
2024 (excluding the six months ended June 30, 2024)	$3,924	$978
2025	5,722	1,721
2026	4,864	652
2027	4,515	489
2028	4,515	—
Thereafter	312,066	—
Total future minimum lease payments	335,606	3,840
Less: Amount representing interest	(292,089)	(271)
Present value of lease liabilities	43,517	3,569
Less: Current lease obligations	(4,298)	(1,768)
Long-term lease obligations	$39,219	$1,801

Other information related to lease term and discount rate is as follows:

	June 30,		December 31,
Lease Term and Discount Rate	2024		2023
Weighted-average remaining lease term
Operating leases	69.8	years	67.9	years
Finance leases	2.3	years	2.8	years
Weighted-average discount rate
Operating leases	10.92%		10.91%
Finance leases	7.19%		7.46%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Six Months Ended
	June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows for operating leases	$3,812	$3,898
Operating cash flows for finance leases	$149	$220
Financing cash flows for finance leases	$830	$759

4. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)	June 30,	December 31,
	2024	2023
Revolving Credit Facility due 2026	$27,000	$27,000
8.25% Senior Secured Notes due 2028	450,000	450,000
Less: Unamortized debt issuance costs and discounts/premiums, net	(10,362)	(11,847)
	$466,638	$465,153

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

The interest rate per annum applicable to loans under the Credit Facility is currently, at the Company’s option, either (i) SOFR plus a margin equal to 3.00% and a Term SOFR adjustment of 0.15%, or (ii) a base rate plus a margin equal to 2.00%. Terms regarding the annual commitment fee, customary letter of credit fees, and repayment date of March 31, 2026, remain unchanged from the original Credit Agreement, dated as of March 31, 2021.

The Credit Facility is equally and ratably secured by the same assets and guarantees securing the Notes. The Company may make prepayments of any amounts outstanding under the Credit Facility (without any reduction of the revolving commitments) in whole or in part at any time without penalty.

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing 12-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. As of June 30, 2024, the Company was in compliance with this financial covenant and $27.0 million of borrowings were outstanding under the Credit Facility.

Fair Value of Long-Term Debt. The estimated fair value of the Notes was approximately $431.5 million for June 30, 2024 and $423.0 million for December 31, 2023, which values were estimated using quoted market prices (Level 1 inputs). The fair value of the Credit Facility approximates its carrying amount, as it is revolving, variable rate debt, and is classified as a Level 2 measurement.

5. INCOME TAXES

The Company’s effective income tax rates for the three and six months ended June 30, 2024 were 0.9% and (1.7%), respectively, compared to effective income tax rates of (11.1%) and (3.2%) for the corresponding prior-year periods. The changes in the effective income tax rates were primarily due to the Company’s projections for pre-tax book income in 2024, the effects of tax amortization on indefinite-lived intangibles in 2024, valuation allowances, and certain permanent differences between tax and financial reporting purposes. The Company’s income tax provision or benefit for interim periods has been determined using an estimate of its annual effective tax rate (“AETR”), adjusted for discrete items.

The Company continues to assess the realizability of deferred tax assets (“DTAs”) and concluded that it has not met the “more-likely-than-not” threshold. As of June 30, 2024, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with Accounting Standards Codification 740 (“ASC 740”), this assessment has taken into consideration the jurisdictions in which these DTAs reside. The valuation allowance against DTAs has no effect on the actual taxes paid or owed by the Company.

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

7. EARNINGS (LOSS) PER SHARE

The table below reconciles basic and diluted loss per share of common stock:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss ─ basic	$(8,629)	$(5,600)	$(19,901)	$(17,015)
Net loss ─ diluted	$(8,629)	$(5,600)	$(19,901)	$(17,015)

Denominator:
Weighted-average common shares ─ basic	34,710	34,496	34,650	34,453
Potential dilution from share-based awards	—	—	—	—
Weighted-average common and common share equivalents ─ diluted	34,710	34,496	34,650	34,453
Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	4,408	4,079	4,310	3,962

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

The following tables present the Company’s segment information:

(In thousands)	Three Months Ended June 30, 2024
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$43,051	$11,634	$—	$54,685
Food and beverage	8,683	1,720	—	10,403
Hotel	2,126	1,616	—	3,742
Other operations, including contracted sports wagering	1,598	181	2,883	4,662
	$55,458	$15,151	$2,883	$73,492

Adjusted Segment EBITDA	$12,275	$865	$2,577	$15,717
Other operating costs and expenses:
Depreciation and amortization				(10,326)
Corporate expenses				(1,576)
Project development costs				(3)
Preopening costs				(757)
Stock-based compensation				(740)
Operating income				2,315
Other expense:
Interest expense, net				(11,023)
				(11,023)
Loss before income taxes				(8,708)
Income tax benefit				(79)
Net loss				$(8,629)

(In thousands)	Three Months Ended June 30, 2023
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$38,281	$7,078	$—	$45,359
Food and beverage	7,894	779	—	8,673
Hotel	2,229	119	—	2,348
Other operations, including contracted sports wagering	1,507	113	1,382	3,002
	$49,911	$8,089	$1,382	$59,382

Adjusted Segment EBITDA	$9,391	$177	$1,361	$10,929
Other operating costs and expenses:
Depreciation and amortization				(8,155)
Corporate expenses				(422)
Project development costs				(17)
Preopening costs				(1,086)
Stock-based compensation				(655)
Operating income				594
Other expense:
Interest expense, net				(5,633)
				(5,633)
Loss before income taxes				(5,039)
Income tax provision				561
Net loss				$(5,600)

(In thousands)	Six Months Ended June 30, 2024
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$83,960	$22,398	$—	$106,358
Food and beverage	17,193	2,979	—	20,172
Hotel	4,132	2,462	—	6,594
Other operations, including contracted sports wagering	4,803	346	5,143	10,292
	$110,088	$28,185	$5,143	$143,416

Adjusted Segment EBITDA	$24,958	$731	$4,512	$30,201
Other operating costs and expenses:
Depreciation and amortization				(20,951)
Corporate expenses				(3,651)
Project development costs				(3)
Preopening costs				(2,420)
Loss on disposal of assets				(18)
Stock-based compensation				(1,449)
Operating income				1,709
Other expense:
Interest expense, net				(21,273)
				(21,273)
Loss before income taxes				(19,564)
Income tax provision				337
Net loss				$(19,901)

(In thousands)	Six Months Ended June 30, 2023
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$67,133	$14,213	$—	$81,346
Food and beverage	14,791	1,542	—	16,333
Hotel	4,269	223	—	4,492
Other operations, including contracted sports wagering	4,520	235	2,562	7,317
	$90,713	$16,213	$2,562	$109,488

Adjusted Segment EBITDA	$20,077	$234	$2,522	$22,833
Other operating costs and expenses:
Depreciation and amortization				(14,014)
Corporate expenses				(2,201)
Project development costs				(24)
Preopening costs				(11,583)
Stock-based compensation				(1,403)
Operating loss				(6,392)
Other (expense) income:
Interest expense, net				(10,452)
Gain on insurance settlement				355
				(10,097)
Loss before income taxes				(16,489)
Income tax provision				526
Net loss				$(17,015)

(In thousands)	June 30,	December 31,
	2024	2023
Total Assets
Midwest & South	$297,567	$298,072
West	359,933	372,875
Contracted Sports Wagering	1,477	977
Corporate and Other	14,941	16,533
	$673,918	$688,457

9. SUBSEQUENT EVENTS

Grand Lodge Casino Lease Extension through December 2034

On July 1, 2024, the Company’s subsidiary, Gaming Entertainment (Nevada), LLC entered into a Seventh Amendment (the “Amendment”) with the landlord to amend the terms of the Hyatt Lease. The Amendment extends the term of the casino operations lease by 10 years to December 31, 2034. The current annual rent of $2.00 million will increase nominally in 2025 to $2.01 million, followed by annual increases of 2% for the remainder of this extended term. In the event of a significant renovation, the lessor may terminate the lease early with six months’ notice. Similar to previous lease arrangements, the lessor also has an option to purchase the Company’s leasehold interest and related operating assets of the Grand Lodge Casino at any time prior to lease expiration, subject to assumption of applicable liabilities. The option price is an amount equal to Grand Lodge Casino’s positive working capital, plus its EBITDA for the 12-month period preceding the acquisition (or pro-rated if less than 12 months remain on the lease), plus the fair market value of Grand Lodge Casino’s personal property. Except as set forth in the Amendment, all other terms of the Hyatt Lease remain in full force and effect.

Amended Sports Wagering Contracts and Settlements

On July 22, 2024, the Company’s two subsidiaries – Gaming Entertainment (Indiana) LLC and FHR-Colorado LLC – separately entered into amended Sports Agreements with a contracted party to settle overdue payments owed to the Company totaling $2.9 million for approximately $2.1 million, with such payment due to the Company in the third quarter of 2024. These amended Sports Agreements also included the reduction of certain future annual amounts, which are now required to be paid in advance of each annual term. Except as set forth in the respective amendments, all other terms of the Sports Agreements remain in full force and effect.

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

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering, among other amenities, casino gambling, hotel accommodations, dining, golf, RV camping, sports betting, entertainment and retail outlets. We currently operate seven casinos: six on real estate that we own or lease and one located within a hotel owned by a third party. In February 2023, we opened our temporary American Place facility, which we are permitted to operate until August 2027; we have begun the design work for the permanent gaming resort facility that we plan to build on adjoining land. In December 2023, we began the phased opening of our newest property, Chamonix Casino Hotel (“Chamonix”), located adjacent to our existing Bronco Billy’s Casino in Cripple Creek, Colorado. Additionally, we benefit from seven permitted sports wagering “skins” – three in Colorado, three in Indiana, and one in Illinois.

The following table identifies our segments, along with properties and their locations:

Segments and Properties	Locations
Midwest & South
American Place*	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
West
Bronco Billy’s Casino and Chamonix Casino Hotel*	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
One active sports wagering website (“skins”), plus two others that are currently idle	Colorado
One active sports wagering website (“skins”), plus two others that are currently idle	Indiana
One active sports wagering website (“skin”), commenced in August 2023	Illinois

__________

*	The temporary American Place facility and Chamonix opened on February 17 and December 27, 2023, respectively.

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

Recent Developments

Chamonix Casino Hotel. Designed to integrate with our adjacent Bronco Billy’s Casino, Chamonix is the only luxury casino hotel located near the Colorado Springs metropolitan area. On December 27, 2023, we began its phased opening, starting with the casino, meeting space, and approximately one-third of its 300 guestrooms. The remainder of Chamonix’s guestrooms came online gradually during the first quarter. Our high-end steakhouse, 980 Prime, began welcoming its first guests in April 2024, while our rooftop pool and portions of our spa opened in late-May 2024. During the second half of 2024, we expect to complete the opening of Chamonix’s spa and unveil its street-front jewelry store.

American Place. In February 2023, we opened our temporary American Place facility in Waukegan, Illinois, which we are permitted to operate until August 2027. American Place currently includes approximately 940 slot machines, 48 table games, a fine-dining restaurant, two additional restaurants, a center bar and a sportsbook. We have begun design work for the permanent American Place facility, which is expected to include a world-class casino, state-of-the-art sportsbook, premium boutique hotel comprised of 20 luxurious villas, and various food and beverage outlets.

Grand Lodge Casino Lease Extension through December 2034. In July 2024, our lease with the owner of the Hyatt Lake Tahoe to operate the Grand Lodge Casino was amended to further extend the current term through December 31, 2034. The current annual rent of $2.0 million will increase nominally in 2025, followed by annual increases of 2% for the remainder of this extended term. In the event of a significant renovation, the lessor may terminate the lease early with six months’ notice. Similar to previous lease arrangements, the lessor also has an option to purchase our leasehold interest and related operating assets of the Grand Lodge Casino at any time prior to lease expiration, subject to assumption of applicable liabilities. The option price is an amount equal to Grand Lodge Casino’s positive working capital, plus its earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the 12-month period preceding the acquisition (or pro-rated if less than 12 months remain on the lease), plus the fair market value of Grand Lodge Casino’s personal property.

Contracted Sports Wagering Amendments and Settlements. In July 2024, we entered into amendments with a contracted party to settle overdue payments owed to our subsidiaries in Colorado and Indiana totaling $2.9 million for approximately $2.1 million, with such payment due to us in the third quarter of 2024. These amended sports wagering contracts also included the reduction of certain future annual amounts, which are now required to be paid in advance of each annual term.

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

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended			Six Months Ended
(In thousands)	June 30,		Increase /	June 30,		Increase /
	2024	2023	(Decrease)	2024	2023	(Decrease)
Revenues	$73,492	$59,382	23.8%	$143,416	$109,488	31.0%
Operating expenses	71,177	58,788	21.1%	141,707	115,880	22.3%
Operating income (loss)	2,315	594	289.7%	1,709	(6,392)	N.M.
Interest and other non-operating expenses, net	11,023	5,633	95.7%	21,273	10,097	110.7%
Income tax (benefit) provision	(79)	561	N.M.	337	526	(35.9)%
Net loss	$(8,629)	$(5,600)	54.1%	$(19,901)	$(17,015)	17.0%

__________
N.M. Not meaningful.

	Three Months Ended			Six Months Ended
(In thousands)	June 30,			June 30,
	2024	2023	Increase	2024	2023	Increase
Casino revenues
Slots	$46,097	$38,022	21.2%	$88,603	$69,549	27.4%
Table games	8,498	7,247	17.3%	17,541	11,599	51.2%
Other	90	90	—%	214	198	8.1%
	54,685	45,359	20.6%	106,358	81,346	30.7%

Non-casino revenues, net
Food and beverage	10,403	8,673	19.9%	20,172	16,333	23.5%
Hotel	3,742	2,348	59.4%	6,594	4,492	46.8%
Other	4,662	3,002	55.3%	10,292	7,317	40.7%
	18,807	14,023	34.1%	37,058	28,142	31.7%
Total revenues	$73,492	$59,382	23.8%	$143,416	$109,488	31.0%

	Three Months Ended				Six Months Ended
	June 30,		Increase /		June 30,		Increase /
(In thousands)	2024	2023	(Decrease)		2024	2023	(Decrease)

Slot coin-in	$775,776	$643,965	20.5%		$1,500,625	$1,184,199	26.7%
Slot win(1)	$59,269	$46,889	26.4%		$112,402	$87,985	27.8%
Slot hold percentage(2)	7.6%	7.3%	0.3	pts	7.5%	7.4%	0.1	pts
Table game drop	$47,811	$39,335	21.5%		$94,739	$65,290	45.1%
Table game win(1)	$8,593	$7,273	18.1%		$17,853	$11,605	53.8%
Table game hold percentage(2)	18.0%	18.5%	(0.5)	pts	18.8%	17.8%	1.0	pts

__________

(1)	Does not reflect reductions in casino revenues from “discretionary comps” (see Note 2 for more information on our customer loyalty programs).
(2)	The three-year averages for slot hold percentage and table game hold percentage were 7.4% and 18.2%, respectively. A significant portion of our results in the recent and prospective quarters reflect the opening of two new casinos. Their win percentages may differ from historical averages.

The following discussion is based on our condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023.

Revenues. Consolidated total revenues increased by 23.8% (or $14.1 million) and 31.0% (or $33.9 million) for the respective three and six months ended June 30, 2024, compared to the prior-year periods. This was primarily due to a full six months of operations in 2024 at American Place, which opened on February 17, 2023. Revenues during the 2024 periods also benefited from the phased opening of Chamonix, which began on December 27, 2023. Additionally, revenues in 2024 reflect the contractual commencement of a sports wagering agreement in Illinois on August 15, 2023. To a lesser extent, contracted sports wagering revenue benefited from an acceleration of deferred revenue for a sports agreement that ceased operations in April 2024.

For more information, see “Supplemental Information – Same-store Operating Results.”

Operating Expenses. Consolidated operating expenses increased by 21.1% (or $12.4 million) and 22.3% (or $25.8 million) for the three and six months ended June 30, 2024, compared to the prior-year periods. These increases were primarily due to the commencement of operations at American Place in February 2023 and Chamonix in December 2023. For American Place, these expenses included a $3.9 million increase in selling, general and administrative costs for the six months ended June 30, 2024, compared to the prior-year period. Depreciation and amortization for American Place was $4.9 million and $10.3 million for the three and six months ended June 30, 2024. For Chamonix, these expenses included $4.4 million in selling, general and administrative costs, and $4.1 million in depreciation and amortization for the three months ended June 30, 2024. For the six months ended June 30, 2024 at Chamonix, those amounts were $8.2 million and $7.8 million, respectively.

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense, net, consists of the following:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2024	2023	2024	2023
Interest expense (excluding bond fee amortization and discounts/premiums)	$10,666	$10,062	$20,875	$19,082
Amortization of debt issuance costs and discounts/premiums	743	744	1,485	1,291
Capitalized interest	(199)	(4,097)	(561)	(7,569)
Interest income and other	(187)	(1,076)	(526)	(2,352)
	$11,023	$5,633	$21,273	$10,452

The increases in net interest expense for the three and six months ended June 30, 2024 were primarily due to reductions in capitalized interest, as construction of the temporary American Place facility and Chamonix are largely complete. Additionally, as we invested cash into the construction of both projects, our cash balances were lower during the 2024 period, resulting in reduced interest income. Further, we issued $40.0 million of Additional Notes in February 2023, so the prior-year period reflects only a partial quarter of the related interest expense.

Other Non-Operating Expenses, Net

For the three and six months ended June 30, 2024, we had no other non-operating expense. The prior-year period had $355,000 of other non-operating income, consisting primarily of insurance settlement proceeds from hurricane damage at Silver Slipper in 2020.

Income Tax Expense. We recognized an income tax benefit of $79,000 and an income tax provision of $0.3 million for the respective three and six months ended June 30, 2024, which resulted in effective income tax rates of 0.9% and (1.7%), respectively. For the three and six months ended June 30, 2023, we recognized respective income tax provisions of $0.6 million and $0.5 million, which resulted in effective income tax rates of (11.1%) and (3.2%), respectively. The changes in the effective income tax rates were primarily due to the effects of tax amortization on indefinite-lived intangibles in 2024, as well as certain permanent differences between tax and financial reporting purposes.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2024 results. As we have incurred losses in prior periods, we anticipate any current-year taxable income will be offset by tax carryforwards from prior years. We continue to evaluate, on a quarterly basis, the ability to realize our deferred tax assets and the need for a valuation allowance. The valuation allowance, and the potential reversal of such allowance, have no bearing on the taxes actually paid by the Company.

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

(In thousands)	Three Months Ended				Six Months Ended
	June 30,		Increase /		June 30,		Increase /
	2024	2023	(Decrease)		2024	2023	(Decrease)
Revenues
Midwest & South	$55,458	$49,911	11.1%		$110,088	$90,713	21.4%
West	15,151	8,089	87.3%		28,185	16,213	73.8%
Contracted Sports Wagering	2,883	1,382	108.6%		5,143	2,562	100.7%
	$73,492	$59,382	23.8%		$143,416	$109,488	31.0%
Adjusted Segment EBITDA and Adjusted EBITDA
Midwest & South	$12,275	$9,391	30.7%		$24,958	$20,077	24.3%
West	865	177	388.7%		731	234	212.4%
Contracted Sports Wagering	2,577	1,361	89.3%		4,512	2,522	78.9%
Adjusted Segment EBITDA	15,717	10,929	43.8%		30,201	22,833	32.3%
Corporate	(1,576)	(422)	273.5%		(3,651)	(2,201)	65.9%
Adjusted EBITDA	$14,141	$10,507	34.6%		$26,550	$20,632	28.7%

Adjusted Segment EBITDA Margin
Midwest & South	22.1%	18.8%	3.3	pts	22.7%	22.1%	0.6	pts
West	5.7%	2.2%	3.5	pts	2.6%	1.4%	1.2	pts
Contracted Sports Wagering	89.4%	98.5%	(9.1)	pts	87.7%	98.4%	(10.7)	pts

Supplemental Information – Same-store Operating Results

The following table presents the financial results of our Midwest & South operations on a same-store basis for the three and six months ended June 30, 2024 and 2023 for revenues and Adjusted Segment EBITDA; see “Non-GAAP Financial Measure” for additional information.

Same-store operations exclude results of new and acquired operating segments that have not operated for longer than a year, starting from the date of commencement or acquisition through the end of the reporting period. Accordingly, for Midwest & South, we have excluded the results of American Place for periods subsequent to its commencement of operations.

(In thousands)	Three Months Ended				Six Months Ended
	June 30,		Increase /		June 30,		Increase /
	2024	2023	(Decrease)		2024	2023	(Decrease)
Midwest & South same-store total revenues(1)	$28,212	$29,584	(4.6)%		$57,037	$59,966	(4.9)%
American Place	27,246	20,327	34.0%		53,051	30,747	72.5%
Midwest & South total revenues	$55,458	$49,911	11.1%		$110,088	$90,713	21.4%

Midwest & South same-store Adjusted Segment EBITDA(1)	$4,690	$5,258	(10.8)%		$9,991	$12,372	(19.2)%
American Place	7,585	4,133	83.5%		14,967	7,705	94.3%
Midwest & South Adjusted Segment EBITDA	$12,275	$9,391	30.7%		$24,958	$20,077	24.3%

Midwest & South same-store Adjusted Segment EBITDA margin(1)	16.6%	17.8%	(1.2)	pts	17.5%	20.6%	(3.1)	pts
American Place	27.8%	20.3%	7.5	pts	28.2%	25.1%	3.1	pts
Midwest & South Adjusted Segment EBITDA margin	22.1%	18.8%	3.3	pts	22.7%	22.1%	0.6	pts

__________

(1)	Same-store operations exclude results from American Place, which opened on February 17, 2023.

The following table presents the financial results of our Contracted Sports Wagering operations on a same-store basis for the three and six months ended June 30, 2024 and 2023 for revenues and Adjusted Segment EBITDA; see “Non-GAAP Financial Measure” for additional information.

Same-store operations exclude results of new and acquired operating segments that have not operated for longer than a year, starting from the date of commencement or acquisition through the end of the reporting period. Accordingly, for Contracted Sports Wagering, we have excluded the results in Illinois for periods subsequent to its contractual commencement of revenue payments.

(In thousands)	Three Months Ended				Six Months Ended
	June 30,		Increase /		June 30,		Increase /
	2024	2023	(Decrease)		2024	2023	(Decrease)
Contracted Sports Wagering same-store total revenues(1)	$550	$1,382	(60.2)%		$1,375	$2,562	(46.3)%
Accelerated revenues due to contract terminations(2)	893	—	N.M.		893	—	N.M.
Illinois	1,440	—	N.M.		2,875	—	N.M.
Contracted Sports Wagering total revenues	$2,883	$1,382	108.6%		$5,143	$2,562	100.7%

Contracted Sports Wagering same-store Adjusted Segment EBITDA(1)	$281	$1,361	(79.4)%		$827	$2,522	(67.2)%
Accelerated revenues due to contract terminations(2)	893	—	N.M.		893	—	N.M.
Illinois	1,403	—	N.M.		2,792	—	N.M.
Contracted Sports Wagering Adjusted Segment EBITDA	$2,577	$1,361	89.3%		$4,512	$2,522	78.9%

Contracted Sports Wagering same-store Adjusted Segment EBITDA margin(1)	51.1%	98.5%	(47.4)	pts	60.1%	98.4%	(38.3)	pts
Illinois	97.4%	—%	97.4	pts	97.1%	—%	97.1	pts
Contracted Sports Wagering Adjusted Segment EBITDA margin	89.4%	98.5%	(9.1)	pts	87.7%	98.4%	(10.7)	pts

__________
N.M. Not meaningful.

(1)	Same-store operations exclude results from Illinois, which contractually commenced on August 15, 2023. For enhanced comparability, we also excluded accelerated revenues due to contract terminations from same-store operations.
(2)	For enhanced comparability, we also excluded accelerated revenues due to contract terminations from same-store operations. Such adjustments reflect one sport skin that ceased operations in the second quarter of 2024.

Midwest & South

Our Midwest & South segment includes Silver Slipper Casino and Hotel, Rising Star Casino Resort and American Place. Total revenues for the three and six months ended June 30, 2024 increased by 11.1% (or $5.5 million) and 21.4% (or $19.4 million), respectively, due to the continued ramp-up of operations at American Place. Additionally, the six-month period in 2023 reflects only a partial period of operations at American Place, which opened in February 2023. Excluding results from American Place, same-store revenues declined by 4.6% (or $1.4 million) and  4.9% (or $2.9 million) for the respective three and six months ended June 30, 2024, in part due to adverse winter weather over several weekend periods during the first quarter of 2024, followed by severe storms and tornados in the second quarter.

Reflecting the February 2023 opening of American Place, casino revenue increased by 12.5% (or $4.8 million) and 25.1% (or $16.8 million) for the respective three and six months ended June 30, 2024. For the three months ended June 30, 2024, slot revenue for the segment increased by 11.3% (or $3.6 million), and table games revenue increased by 18.3% (or $1.2 million). For the six months ended June 30, 2024, slot revenue for the segment increased by 19.7% (or $11.3 million), and table games revenue increased by 56.8% (or $5.5 million). Excluding results from American Place, same-store casino revenue declined by 6.4% (or $1.2 million) and 8.4% (or $3.2 million) for the respective three and six months ended June 30, 2024, primarily due to lower slot and table games volumes at Silver Slipper and Rising Star. In addition to the adverse weather noted above, Rising Star continues to compete with a relatively new racetrack casino that opened in September 2022 in Northern Kentucky.

Non-casino revenue increased by 6.7% (or $0.8 million) and 10.8% (or $2.5 million) for the respective three and six months ended June 30, 2024, largely due to increases in food and beverage revenue. Food and beverage revenue rose 10.0% (or $0.8 million) and 16.2% (or $2.4 million) for the respective current-year periods, reflecting increased operating hours and the February 2024 opening of a new restaurant at American Place.

Adjusted Segment EBITDA increased by 30.7% (or $2.9 million) and 24.3% (or $4.9 million) for the respective three and six months ended June 30, 2024, reflecting improved efficiencies at American Place versus its first year of operations. Adjusted Property EBITDA at American Place was $7.6 million and $15.0 million, respectively, for the 2024 periods. Such amounts reflect growth of 83.5% and 94.3% when compared to Adjusted Property EBITDA of $4.1 million and $7.7 million for the respective 2023 periods. Same-store Adjusted Segment EBITDA declined from $5.3 million to $4.7 million (or 10.8%), and from $12.4 million to $10.0 million (or 19.2%), for the three and six months ended June 30, 2024, primarily due to overall declines in casino revenues and adverse weather during the first half of 2024 at Silver Slipper.

West

Our West segment includes Grand Lodge Casino (“Grand Lodge”), Stockman’s Casino, Bronco Billy’s Casino, and Chamonix Casino Hotel, which began its phased opening on December 27, 2023. The market in Cripple Creek, Colorado, is seasonal, favoring the summer months. Our Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of annual revenues. Additionally, snowfall levels during the winter months can often affect operations, as Grand Lodge is located near several major ski resorts. While Grand Lodge typically benefits from a “good” snow year, resulting in extended periods of operation at the nearby ski areas, excessive snow levels can also result in challenging driving conditions or the closure of roads leading to the property.

Total revenues increased by 87.3% (or $7.1 million) and 73.8% (or $12.0 million) for the respective three and six months ended June 30, 2024, primarily due to the phased opening of Chamonix, which was designed to integrate with existing operations at Bronco Billy’s.

Casino revenue increased by 64.4% (or $4.6 million) and 57.6% (or $8.2 million) for the respective three and six months ended June 30, 2024, reflecting contributions from Chamonix and improved operating conditions at Bronco Billy’s. Slot revenue accounted for most of the increases in the respective 2024 periods. It increased by 71.8% (or $4.5 million) and 62.8% (or $7.8 million), despite decreases in slot volumes at Grand Lodge and Stockman’s for the current-year periods. Table games revenue rose by $0.1 million (or 9.6%) and $0.4 million (or 22.1%) for the respective three and six months ended June 30, 2024, attributable mostly to our Colorado operations.

Non-casino revenue increased by 247.8% (or $2.5  million) and 189.3% (or $3.8 million) for the respective three and six months ended June 30, 2024. Food and beverage revenues increased by $0.9 million and $1.4 million for the respective 2024 periods, and hotel revenues rose by $1.5 million and $2.2 million, respectively. These improvements came from Chamonix, which gradually opened its approximately 300-room hotel throughout the first quarter of 2024. Guest volume increases from Chamonix’s new hotel also benefited food and beverage venues throughout Chamonix and Bronco Billy’s.

Adjusted Segment EBITDA improved by 388.7% (or $0.7 million) and 212.4% (or $0.5 million) for the respective three and six months ended June 30, 2024. Current-period results reflect the phased opening of Chamonix Casino Hotel, which is currently operating less efficiently than expected in future quarters. Elevated expenses include the training of new employees and additional marketing costs expected to benefit future operations, as well as the cost of operating many amenities at the new resort while continuing to complete construction. Results in the current-year period also reflect significant snowfall over several weekends – when guest traffic at our casinos is typically strongest – in the first quarter, and the loss of electrical power to the entire city of Cripple Creek for three days.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado, Indiana and Illinois.

For the three months ended June 30, 2024, revenues grew 108.6%, from $1.4 million in the prior-year period to $2.9 million, and Adjusted Segment EBITDA rose 89.3%, from $1.4 million to $2.6 million. Similarly, for the six months ended June 30, 2024, revenues grew 100.7%, from $2.6 million in the prior-year period to $5.1 million, and Adjusted Segment EBITDA rose 78.9%, from $2.5 million to $ 4.5 million. These results reflect the launch of our permitted Illinois sports skin in August 2023. Under the Illinois sports wagering agreement, we receive a percentage of online revenues (as defined), subject to an annualized minimum of $5 million, with minimal expected expenses. We also receive a percentage of on-site sports revenue, as defined. This agreement contributed $1.4 million in revenues, as well as Adjusted Segment EBITDA, during the three months ended June 30, 2024. For the six months ended June 30, 2024, such amounts were $2.9 million and $2.8 million, respectively.

The segment’s results also reflect the commencement of a sports agreement in Colorado, which contributed to our results from March 2023 until operations were ceased in April 2024. Additionally, provisions for credit losses on sports wagering receivables of $0.3 million and $0.5 million were applied to the three and six months ended June 30, 2024, respectively. There were no such provisions for the prior-year periods.

We currently have two idle sports skins each in Indiana and Colorado. We continue to evaluate whether to operate them ourselves or to have other third-party operators utilize them. However, there is no certainty that we will be able to enter into agreements with other third-party operators or successfully operate the skins ourselves.

Corporate

Corporate expenses for the respective three and six months ended June 30, 2024 rose 273.5% (or $1.2 million) and 65.9% (or $1.5 million), primarily due to increases in accrued bonus compensation, as compared to the prior-year periods. Corporate expenses were $1.6 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, corporate expenses were $3.7 million and $2.2 million, respectively.

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

The following table presents a reconciliation of net loss and operating income (loss) to Adjusted EBITDA:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(8,629)	$(5,600)	$(19,901)	$(17,015)
Income tax (benefit) provision	(79)	561	337	526
Interest expense, net	11,023	5,633	21,273	10,452
Gain on insurance settlement	—	—	—	(355)
Operating income (loss)	2,315	594	1,709	(6,392)
Project development costs	3	17	3	24
Preopening costs	757	1,086	2,420	11,583
Depreciation and amortization	10,326	8,155	20,951	14,014
Loss on disposal of assets	—	—	18	—
Stock-based compensation	740	655	1,449	1,403
Adjusted EBITDA	$14,141	$10,507	$26,550	$20,632

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA.

Three Months Ended June 30, 2024
(In thousands)
						Adjusted
						Segment
	Operating	Depreciation	Project		Stock-	EBITDA and
	Income	and	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	Costs	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$6,233	$6,042	$—	$—	$—	$12,275
West	(4,148)	4,256	—	757	—	865
Contracted Sports Wagering	2,577	—	—	—	—	2,577
	4,662	10,298	—	757	—	15,717
Other operations
Corporate	(2,347)	28	3	—	740	(1,576)
	$2,315	$10,326	$3	$757	$740	$14,141

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

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month periods ended June 30, 2024 and 2023 included facility rents related to: (i) Midwest & South of $1.4 million during each of 2024 and 2023, and (ii) West of $0.6 million in 2024 and $0.7 million in 2023.

Six Months Ended June 30, 2024
(In thousands)
							Adjusted
							Segment
	Operating	Depreciation	Loss on	Project		Stock-	EBITDA and
	Income	and	Disposal	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$12,043	$12,778	$18	$—	$119	$—	$24,958
West	(9,685)	8,115	—	—	2,301	—	731
Contracted Sports Wagering	4,512	—	—	—	—	—	4,512
	6,870	20,893	18	—	2,420	—	30,201
Other operations
Corporate	(5,161)	58	—	3	—	1,449	(3,651)
	$1,709	$20,951	$18	$3	$2,420	$1,449	$26,550

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

Operating expenses deducted to arrive at operating income (loss) in the above tables for the six-month periods ended June 30, 2024 and 2023 included facility rents related to: (i) Midwest & South of $2.8 million in 2024 and $2.3 million in 2023, and (ii) West of $1.3 million in 2024 and $1.5 million in 2023.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2024, we had $44.7 million of cash and equivalents, including $13.6 million of restricted cash dedicated to Chamonix’s construction. Chamonix began opening in phases beginning in December 2023, and is expected to complete construction in the third quarter of 2024. We estimate that between $10 million and $15 million of cash is used in our current day-to-day operations, including on-site cash in our slot machines, change and redemption kiosks, and cages. We believe that current cash balances, together with the available borrowing capacity under our revolving credit facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations. Over the last several years, we invested in two large construction projects that are now open to the public: American Place, which opened in February 2023, and Chamonix, as noted above.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during the six months ended June 30, 2024 was $5.7 million, compared to cash provided by operations of $1.7 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. During the current period, we benefited from a full six months of operations at American Place, which opened in February 2023.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the six months ended June 30, 2024 was $33.9 million, primarily related to Chamonix. Cash used in investing activities during the prior-year period was $139.2 million, which included a gaming license payment of $50.3 million required to open American Place, as well as capital expenditures to construct Chamonix and American Place.

Cash flows – financing activities. On a consolidated basis, cash used in financing activities during the six months ended June 30, 2024 was $0.9 million, compared to cash provided by financing activities of $59.9 million in the prior-year period. During 2023, net borrowings from the Credit Facility totaled $27.0 million, and we received $40.0 million of gross proceeds from the issuance of our Additional Notes to open American Place.

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

Debt

Long-term Debt. At June 30, 2024, we had $450.0 million of principal indebtedness outstanding under the Notes and $27.0 million outstanding under the Credit Facility. We also owe $2.0 million related to our finance lease of a hotel at Rising Star. With the exception of the Credit Facility, all of our debt is at fixed interest rates. See Note 4 for details on our debt obligations.

Other

Capital Investments. In addition to normal maintenance capital expenditures, we expect to make significant capital investments related to the completion of Chamonix and, in the future, the permanent American Place facility.

Chamonix. We began the phased opening of Chamonix on December 27, 2023. To fund Chamonix’s construction, we issued our 2028 Notes and placed a portion of such proceeds into a restricted cash account dedicated to the completion of Chamonix’s construction (see Note 4). As of June 30, 2024, the balance of such restricted cash account was approximately $13.6 million, which we expect to invest in the second half of 2024. In April 2024, we opened Chamonix’s high-end steakhouse, followed by its rooftop pool and portions of its spa in May 2024. During the third quarter of 2024, we expect to complete construction of the spa and a street-front retail store.

American Place. We were selected by the IGB to develop and operate American Place in Waukegan, Illinois. While the larger permanent facility is under development, we are operating the temporary American Place facility, which opened in February 2023. As previously noted, we have been approved to operate the temporary American Place facility until August 2027, thus delaying any expected meaningful capital expenditures for the permanent American Place facility until 2026 and 2027. During the second half of 2024, we may invest modest additional amounts, primarily related to construction planning for the permanent American Place facility. While we expect to internally generate a portion of the needed funds to complete American Place, we will likely need additional financing. Lawsuits filed by an unsuccessful bidder for the Waukegan gaming license – and against parties unrelated to us – may impact our ability to arrange such financing and, therefore, delay the start of meaningful construction.

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

Hyatt Owner’s Option to Purchase our Leasehold Interest and Related Assets. Our lease with the owner of the Hyatt Lake Tahoe to operate the Grand Lodge Casino has been extended several times and currently expires on December 31, 2034. In the event of a significant renovation, the lessor may terminate the lease early with six months’ notice. Similar to previous lease arrangements, the lessor also has the ability to purchase our leasehold interest and related casino operating assets at any time prior to lease expiration. See Note 3 for more information.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; our expected construction budgets, estimated commencement and completion dates, expected amenities, and our expected operational performance for Chamonix and American Place, including its permanent facility; our expectations regarding the legal proceedings related to the process whereby we were granted the gaming license for American Place; our expectations regarding our ability to generate operating cash flow and to obtain debt financing on reasonable terms and conditions for the construction of the permanent American Place facility; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects, and the resulting impact on our financial results; our sports wagering contracts with third-party providers, including the expected revenues and expenses and our expectations regarding the operation and usage of our available idle sports wagering contracts, our ability to replace any terminated sports wagering contracts or our ability to operate sports wagering contracts ourselves; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; anticipated sources of funds; anticipated or potential legislative actions; beliefs in connection with our marketing efforts; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal and litigation matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of June 30, 2024, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 5. Other Information

Insider Trading Arrangements — On June 7, 2024, Lewis Fanger, our Chief Financial Officer, adopted a trading arrangement for the sale of securities of our common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Fanger’s Rule 10b5-1 Trading Plan, which has a term until February 3, 2025, provides for the sale of up to 250,000 shares of common stock pursuant to one or more market or limit orders. This trading plan relates to certain options that are nearing their 10-year expiration date.

Additionally, on June 11, 2024, Daniel Lee, our Chief Executive Officer, also adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Lee’s Rule 10b5-1 Trading Plan, which has a term until November 29, 2024, provides for the sale of up to 943,834 shares of common stock pursuant to one or more market or limit orders. This trading plan relates to certain options that are nearing their 10-year expiration date, with any stock sales intended to satisfy costs associated with the option exercise, including income taxes.

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
10.1

Seventh Amendment to Casino Operations Lease dated July 1, 2024 by and between Incline Hotel LLC, as landlord, and Gaming Entertainment (Nevada) LLC, as tenant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on July 3, 2024).

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

FULL HOUSE RESORTS, INC.

Date: August 6, 2024	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: August 6, 2024	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)