Form 10-Q
period 2024-09-30
FULL HOUSE RESORTS INC
filed 2024-11-07
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

At November 4, 2024, there were 35,601,097 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Casino	$56,116	$50,240	$162,474	$131,586
Food and beverage	11,100	9,086	31,272	25,419
Hotel	4,693	2,560	11,287	7,052
Other operations, including contracted sports wagering	3,778	9,657	14,070	16,974
	75,687	71,543	219,103	181,031
Operating costs and expenses
Casino	22,582	19,437	63,876	49,771
Food and beverage	11,561	8,330	32,035	24,815
Hotel	3,160	1,164	7,706	3,611
Other operations	610	691	2,391	1,878
Selling, general and administrative	26,738	22,017	76,958	61,823
Project development costs	52	21	55	45
Preopening costs	42	1,051	2,462	12,634
Depreciation and amortization	10,493	8,468	31,444	22,482
Loss on disposal of assets	—	7	18	7
Gain on sale of Stockman’s	(2,000)	—	(2,000)	—
	73,238	61,186	214,945	177,066
Operating income	2,449	10,357	4,158	3,965
Other (expense) income
Interest expense, net	(11,047)	(5,867)	(32,320)	(16,319)
Gain on settlements	—	29	—	384
	(11,047)	(5,838)	(32,320)	(15,935)
(Loss) income before income taxes	(8,598)	4,519	(28,162)	(11,970)
Income tax (benefit) provision	(126)	(74)	211	452
Net (loss) income	$(8,472)	$4,593	$(28,373)	$(12,422)

Basic (loss) earnings per share	$(0.24)	$0.13	$(0.82)	$(0.36)
Diluted (loss) earnings per share	$(0.24)	$0.13	$(0.82)	$(0.36)

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and equivalents	$25,936	$36,155
Restricted cash	7,664	37,639
Accounts receivable, net	5,847	5,332
Inventories	2,306	1,839
Prepaid expenses and other	3,959	3,674
Assets held for sale	2,487	—
	48,199	84,639

Property and equipment, net	450,315	457,907
Operating lease right-of-use assets, net	56,528	44,704
Finance lease right-of-use assets, net	1,312	2,318
Goodwill	19,477	21,286
Other intangible assets, net	92,200	76,271
Deposits and other	687	1,332
	$668,718	$688,457
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,449	$12,794
Income taxes payable	—	489
Construction payable	6,364	20,667
Accrued payroll and related	9,143	4,097
Accrued interest	4,744	14,248
Other accrued expenses and current liabilities	19,761	19,779
Current portion of operating lease obligations	3,964	4,784
Current portion of finance lease obligations	1,897	1,694
Liabilities related to assets held for sale	79	—
	55,401	78,552

Operating lease obligations, net of current portion	53,122	40,248
Finance lease obligations, net of current portion	1,245	2,705
Other long-term liabilities, net of current portion	33,091	16,075
Long-term debt, net	467,389	465,153
Deferred income taxes, net	1,895	1,684
Contract liabilities, net of current portion	4,756	6,192
	616,899	610,609
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 35,446,627 and 35,302,549 shares issued and 35,446,627 and 34,590,150 shares outstanding	4	4
Additional paid-in capital	114,804	113,329
Treasury stock; 712,399 common shares at December 31, 2023	—	(869)
Accumulated deficit	(62,989)	(34,616)
	51,819	77,848
	$668,718	$688,457

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2024	35,302	$4	$113,329	712	$(869)	$(34,616)	$77,848
Stock-based compensation	—	—	709	—	—	—	709
Net loss	—	—	—	—	—	(11,272)	(11,272)
Balance, March 31, 2024	35,302	4	114,038	712	(869)	(45,888)	67,285
Options exercised and restricted stocks vested	—	—	(198)	(209)	256	—	58
Stock-based compensation	—	—	740	—	—	—	740
Net loss	—	—	—	—	—	(8,629)	(8,629)
Balance, June 30, 2024	35,302	4	114,580	503	(613)	(54,517)	59,454
Options exercised and restricted stocks vested, net	145	—	(482)	(503)	613	—	131
Stock-based compensation	—	—	706	—	—	—	706
Net loss	—	—	—	—	—	(8,472)	(8,472)
Balance, September 30, 2024	35,447	$4	$114,804	—	$—	$(62,989)	$51,819

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2023	35,302	$4	$110,590	895	$(1,091)	$(9,712)	$99,791
Options exercised	—	—	12	(4)	5	—	17
Stock-based compensation	—	—	748	—	—	—	748
Net loss	—	—	—	—	—	(11,415)	(11,415)
Balance, March 31, 2023	35,302	4	111,350	891	(1,086)	(21,127)	89,141
Options exercised and restricted stocks vested	—	—	(65)	(166)	202	—	137
Stock-based compensation	—	—	655	—	—	—	655
Net loss	—	—	—	—	—	(5,600)	(5,600)
Balance, June 30, 2023	35,302	4	111,940	725	(884)	(26,727)	84,333
Restricted stocks vested	—	—	(91)	(10)	12	—	(79)
Stock-based compensation	—	—	726	—	—	—	726
Net income	—	—	—	—	—	4,593	4,593
Balance, September 30, 2023	35,302	$4	$112,575	715	$(872)	$(22,134)	$89,573

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(28,373)	$(12,422)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	31,444	22,482
Amortization of debt issuance costs, discounts and premiums	2,236	2,042
Non-cash change in ROU operating lease assets	2,199	2,810
Stock-based compensation	2,155	2,129
Loss on disposal of assets	18	7
Gain on sale of Stockman’s	(2,000)	—
Provision for (recovery of) credit losses	215	(13)
Gain on settlements	—	(384)
Other operating activities	—	437
Deferred income taxes	211	452
Increases and decreases in operating assets and liabilities:
Accounts receivable	(730)	(4,177)
Prepaid expenses, inventories and other	(752)	(643)
Income taxes payable	(489)	—
Operating lease liabilities	(1,969)	(2,654)
Contract liabilities	(5,361)	(1,611)
Accounts payable and other liabilities	203	(5,248)
Net cash (used in) provided by operating activities	(993)	3,207
Cash flows from investing activities:
Capital expenditures	(44,626)	(119,898)
Proceeds from insurance settlement related to property damage	—	355
Proceeds from sale of Stockman’s	7,000	—
Acquisition of intangible assets	(1)	(50,251)
Other	(70)	—
Net cash used in investing activities	(37,697)	(169,794)
Cash flows from financing activities:
Proceeds from Senior Secured Notes due 2028 borrowings	—	40,000
Payment of debt discount and issuance costs	—	(6,494)
Borrowings under revolving credit facility	13,000	42,950
Repayment of revolving credit facility borrowings	(13,000)	(15,950)
Repayment of finance lease obligations	(1,257)	(1,159)
Proceeds from exercise of stock options	189	75
Other	(186)	(19)
Net cash (used in) provided by financing activities	(1,254)	59,403

Net decrease in cash, cash equivalents and restricted cash, including cash classified within current assets held for sale	(39,944)	(107,184)
Less: cash classified within current assets held for sale	(250)	—
Net decrease in cash, cash equivalents and restricted cash	(40,194)	(107,184)
Cash, cash equivalents and restricted cash, beginning of period	73,794	191,176
Cash, cash equivalents and restricted cash, end of period	$33,600	$83,992

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – (Continued)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Supplemental Cash Flow Disclosure:
Cash paid for interest, net of amounts capitalized	$38,885	$25,539
Cash paid for income taxes	489	—

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Payables and accruals incurred for capital expenditures	$4,678	$23,065
Note payable incurred for asset acquisition	—	1,500
Accrued liability related to asset acquisition	15,994	—
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	—	30,178
Right-of-use asset and liability remeasurements:
Operating leases	14,023	2,341
Financing leases	—	(151)

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

The following table presents selected information concerning our segments:

Segments and Properties	Locations
Midwest & South
American Place*	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel (“Silver Slipper”)	Hancock County, MS (near New Orleans)
Rising Star Casino Resort (“Rising Star”)	Rising Sun, IN (near Cincinnati)
West
Bronco Billy’s Casino (“Bronco Billy’s”) and Chamonix Casino Hotel (“Chamonix”)*	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (“Grand Lodge”), leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino (“Stockman’s”), held for sale starting August 2024	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
One active sports wagering website (“skin”), plus two others that are currently idle	Colorado
One active sports wagering website (“skin”), plus two others that are currently idle	Indiana
One active sports wagering website (“skin”), commenced in August 2023	Illinois

__________

*	The temporary American Place facility and Chamonix opened on February 17 and December 27, 2023, respectively.

The Company currently operates seven casinos: six on real estate that we own or lease, and one located within a hotel owned by a third party. Additionally, we benefit from three active permitted sports wagering skins – one each in Colorado, Indiana, and Illinois.

In February 2023, we opened our temporary American Place facility, which we are permitted to operate until August 2027. We have begun the design work for the permanent gaming resort facility that we plan to build on adjoining land. In August 2024, we entered into an agreement to sell Stockman’s to a privately-owned company (see Note 3). In October 2024, we completed the phased opening of Chamonix, our newest property located adjacent to our existing Bronco Billy’s Casino.

For additional information about the Company’s segments, see Note 9.

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

Accounts receivable consists of the following:

(In thousands)	September 30,	December 31,
	2024	2023
Casino	$628	$343
Trade Accounts	3,326	3,479
Other Operations, excluding Contracted Sports Wagering	196	185
Contracted Sports Wagering[1]	185	1,932
Other	1,665	582
	6,000	6,521
Less: Provision for credit losses	(153)	(1,189)
	$5,847	$5,332

__________

(1)	Starting in July 2024, annual prepayments of contracted revenue are now required in all of the Company’s active sports wagering contracts.

The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the period:

(In thousands)
	2024	2023
Balance at January 1	$1,189	$249
Current period provision for (recovery of) credit losses	215	(13)
Write-offs	(1,251)	—
Balance at September 30	$153	$236

At September 30, 2024, estimated loss reserves reflect activity related to two online sports wagering agreements, which remain active in Colorado and Indiana. In July 2024, the Company’s respective subsidiaries in Colorado and Indiana each amended its respective sports wagering agreement, resulting in the collection of a total of $2.1 million. Specifically, these amendments settled overdue payments owed to the Company, reduced certain future annual amounts due to the Company under the sports wagering agreements, and now requires such annual fees to be paid in advance of each annual term. Except as set forth in the respective amendments, all other terms of the sports wagering agreements remain in full force and effect.

Management regularly evaluates the adequacy of the Company’s recorded reserves. At September 30, 2024, we believe that no significant concentrations of credit risk existed for which a reserve had not already been recorded.

Other Intangible Assets. In March 2023, the Company paid $50.3 million to the Illinois Gaming Board (“IGB”) for required gaming license fees to operate the temporary American Place facility, and upon its opening, the permanent facility. Management has deemed the gaming license in Illinois as having an indefinite economic life, as such license is eligible for renewal every four years if all regulatory requirements are met. There is an additional one-time reconciliation fee, based on interim gaming revenues, which is calculated three years after commencing operations and paid over the ensuing six years. The minimum present value of this long-term obligation was determined at September 30, 2024 to be $30.9 million, which is accounted for as an increase in the cost basis for the gaming license in Illinois. See Note 7 for details.

The minimum present value of the long-term obligation for the Company’s gaming license in Illinois consisted of the following, as discussed above:

(In thousands)	September 30,	December 31,
	2024	2023
Minimum IGB Reconciliation Fee*	$42,574	$22,092
Less: Amount representing interest	(11,675)	(7,187)
Minimum present value of IGB Reconciliation Fee	$30,899	$14,905

__________

*	Calculated based upon gaming revenues generated through September 2024. This one-time fee will be paid in six annual installments beginning in February 2026.

Additionally, during the second quarter of 2024, the Company retired $7.8 million of fully amortized intangible assets, which consisted primarily of acquired player loyalty programs. This resulted in net accumulated amortization of $0.4 million at September 30, 2024, compared to $8.1 million at December 31, 2023.

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

Many of the Company’s casino customers choose to earn points under its customer loyalty programs. As points are accrued, the Company defers a portion of its casino revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points for various loyalty program benefits, primarily for “free casino play,” complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time. Such liabilities were approximately $0.9 million at September 30, 2024 and $0.8 million at December 31, 2023, and these amounts are included in “other accrued expenses and current liabilities” on the condensed consolidated balance sheets.

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

Indiana. Under the Company’s one active Sports Agreement in Indiana that commenced in December 2021, we receive a percentage of revenues (as defined), subject to an annualized minimum amount. Additionally, a $1.0 million market access fee, received upon signing of the agreement, is being amortized over the initial 10-year term of the agreement. In July 2024, the agreement was amended to settle overdue payments and to reduce future annual amounts for the remainder of the initial term through November 2031 (as well as for any renewal periods), which resulted in minimum annualized straight-line revenues of $0.5 million through the remainder of the current term. The Company also has two idle skins, which the Company could operate itself or allow third-party operators to utilize. There is no certainty that the Company will be able to enter into agreements with other third-party operators or successfully operate the skins itself.

Colorado. Similarly in Colorado, under the Company’s one active Sports Agreement that commenced in June 2020, we receive a percentage of revenues (as defined), subject to an annualized minimum amount. Additionally, a $1.0 million market access fee, received upon signing of the agreement, is being amortized over the initial 10-year term of the agreement. In July 2024, the agreement was amended to settle overdue payments and to reduce future annual amounts for the remainder of the initial term through June 2030 (as well as for any renewal periods), which resulted in minimum annualized straight-line revenues of $0.5 million through the remainder of the current term. The Company also has two idle skins, which the Company could operate itself or allow third-party operators to utilize. There is no certainty that the Company will be able to enter into agreements with other third-party operators or successfully operate the skins itself.

Illinois. Under the Company’s Sports Agreement in Illinois, we receive a percentage of revenues (as defined), subject to a minimum of $5.0 million per year. A market access fee of $5.0 million is being amortized over the eight-year term of the Sports Agreement, which began its contractual term in August 2023.

In addition to the market access fees, deferred revenue includes annual prepayments of contracted revenue. With the July 2024 amendment of two Sports Agreements, all of the Company’s active Sports Agreements require the prepayment of contracted revenue.

Deferred revenues consisted of the following, as discussed above:

(In thousands)		September 30,	December 31,
	Balance Sheet Location	2024	2023
Deferred revenue, current	Other accrued expenses and current liabilities	$2,250	$6,175
Deferred revenue, net of current portion	Contract liabilities, net of current portion	4,756	6,192
		$7,006	$12,367

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

Income Taxes. For interim income tax reporting for the three and nine months ended September 30, 2024, the Company estimates its annual effective tax rate and applies it to its year-to-date pretax income or loss.

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

Stockholders’ Equity and Stock Incentive Plans. In June 2024, the Company’s Chief Executive Officer adopted a Rule 10b5-1 Trading Plan designed to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). His Rule 10b5-1 Trading Plan, which had a term until November 29, 2024, concluded in October 2024. This trading plan related to 943,834 options that were nearing their 10-year expiration date, with any stock sales intended to satisfy costs associated with the option exercise, including income taxes. Of the 943,834 options, 180,794 were returned to the Company to offset approximately $898,546 of option exercise costs. Of the remainder, 225,000 shares were sold under the Rule 10b5-1 Trading Plan (including 70,530 shares sold during the third quarter of 2024 and 154,470 shares sold during October 2024). Mr. Lee used such proceeds to pay the remaining option exercise costs due to the Company, and to pay the required withholding of income taxes related to the option exercise.

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

3. ASSETS HELD FOR SALE

On August 28, 2024, the Company entered into an agreement with privately-owned Clarity Game Propco LLC (“Propco”) and Clarity Game Opco LLC (“Opco” and together with Propco, “Clarity”) to sell Stockman’s for total gross proceeds of $9.2 million, plus certain expected working capital adjustments at closing. The sale was designed to be completed in two phases: the sale of Stockman’s real property for $7.0 million to Propco, which closed on September 27, 2024; and the sale of certain remaining operating assets and related liabilities for $2.2 million (excluding any expected positive adjustments for working capital) to Opco, upon the receipt of customary gaming approvals. Since the disposition of Stockman’s is not expected to have a major effect on the Company’s operations and financial results, such sale does not qualify for presentation as discontinued operations.

To accommodate Clarity while it seeks its gaming approvals, the Company will temporarily continue to operate Stockman’s under the West segment. Upon the second closing that is expected to occur in early 2025, the Company will transfer all operations of Stockman’s to Opco. During the third quarter of 2024, the Company recognized a $2.0 million gain from the sale of Stockman’s real property to operating income, net of $0.7 million in transaction costs.

The carrying amounts of Stockman’s assets and liabilities held for sale consisted of the following:

(In thousands)	September 30,
2024
ASSETS
Current assets
Cash	$250
Inventories	46
Total current assets held for sale	296
Property and equipment, net	378
Goodwill	1,809
Other intangible assets, net	4
Total assets held for sale	$2,487
LIABILITIES
Current liabilities
Other accrued expenses and current liabilities	$79
Total liabilities related to assets held for sale	$79

4. LEASES

The Company has no material leases in which it is the lessor. As lessee, the Company has finance leases for a hotel and certain equipment, as well as operating leases for land, casino and office space, equipment, and buildings. The Company’s remaining material lease terms, including extensions, range from greater than one year to approximately 97 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land leases at Silver Slipper and American Place do include contingent rent, as further discussed below.

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

Grand Lodge Casino Lease through December 2034. The Company’s subsidiary, Gaming Entertainment (Nevada), LLC, has a lease (the “Hyatt Lease”) with Incline Hotel, LLC, the owner of the Hyatt Regency Lake Tahoe Resort (“Hyatt Lake Tahoe”), to operate the Grand Lodge Casino. It is collateralized by the Company’s interests under the lease and property (as defined in the lease) and is subordinate to the liens of the Notes (see Note 5). The lessor has an option to purchase the Company’s leasehold interest and related operating assets of the Grand Lodge Casino at any time prior to lease expiration, subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the 12-month period preceding the acquisition (or pro-rated if less than 12 months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property.

In July 2024, the lease was further amended to extend the term through December 31, 2034 and, additionally, permits the lessor to terminate the lease early with six months’ notice for a significant renovation of the property, on different terms than above. The current annual rent of $2.00 million will increase nominally in 2025 to $2.01 million, followed by annual increases of 2% for the remainder of the extended term. Except as set forth in the amendment, all other terms of the Hyatt Lease remain in full force and effect. Accordingly, the Company has remeasured this lease’s related ROU asset and liability balances upon the effective date of this amendment.

Corporate Office Lease through April 2030. The Company leases 4,479 square feet of office space in Las Vegas, Nevada. In September 2024, the Company entered into an amendment with the landlord to extend the lease through April 30, 2030. The current annual rent of $0.20 million will decline in February 2025 to $0.17 million, increase in February 2026 to $0.23 million, and then increase 3% annually on each anniversary for the remainder of the extended term. The amended lease also includes one renewal at the Company’s option for five years with rent to be determined at the fair market rate. Accordingly, the Company has remeasured this lease’s related ROU asset and liability balances upon the effective date of this amendment.

Stockman’s Sale-Leaseback. In connection with the sale of Stockman’s real estate that closed on September 27, 2024, the Company’s subsidiary, Stockman’s Casino, Inc., entered into a short-term lease with Propco for use of its facilities with monthly rent of $50,000. Such leaseback will terminate upon the second closing of the Stockman’s sale, when Opco has obtained the requisite gaming approvals to operate Stockman’s. See Note 3 for details.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-guestroom hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel, and approximately 3.01 acres of land on which it resides, at a price based upon the hotel’s original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. At September 30, 2024, such potential purchase price was $1.8 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

The components of lease expenses are as follows:

(In thousands)		Three Months Ended		Nine Months Ended
	Classification within	September 30,		September 30,
Lease Costs	Statement of Operations	2024	2023	2024	2023
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$2,030	$2,008	$5,957	$5,970
Short-term payments	Selling, General and Administrative Expenses	31	—	31	22
Variable payments	Selling, General and Administrative Expenses	340	281	919	935
Finance leases:
Amortization of leased assets	Depreciation and Amortization	382	412	1,131	1,113
Interest on lease liabilities	Interest Expense, Net	61	89	210	309
Total lease costs		$2,844	$2,790	$8,248	$8,349

Leases recorded on the balance sheet consist of the following:

(In thousands)
		September 30,	December 31,
Leases	Balance Sheet Classification	2024	2023
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$56,528	$44,704
Finance lease assets	Property and Equipment, Net(1)	4,284	4,409
Finance lease assets	Finance Lease Right-of-Use Assets, Net(2)	1,312	2,318
Total lease assets		$62,124	$51,431

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$3,964	$4,784
Finance	Current Portion of Finance Lease Obligations	1,897	1,694
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	53,122	40,248
Finance	Finance Lease Obligations, Net of Current Portion	1,245	2,705
Total lease liabilities		$60,228	$49,431

__________

(1)	Finance lease assets are recorded net of accumulated amortization of $2.9 million at September 30, 2024 and $2.7 million at December 31, 2023.
(2)	These finance lease assets are recorded separately from Property and Equipment due to meeting qualifying classification criteria under ASC 842, but ownership of such assets is not expected to transfer to the Company upon term expiration. Additionally, amortization of these assets are expensed over the duration of the lease term or the assets’ estimated useful lives, whichever is earlier.

Maturities of lease liabilities at September 30, 2024 are summarized as follows:

(In thousands)
	Operating	Finance
Years Ending December 31,	Leases	Leases
2024 (excluding the nine months ended September 30, 2024)	$2,007	$489
2025	7,883	1,721
2026	7,147	652
2027	6,847	489
2028	6,895	—
Thereafter	326,137	—
Total future minimum lease payments	356,916	3,351
Less: Amount representing interest	(299,830)	(209)
Present value of lease liabilities	57,086	3,142
Less: Current lease obligations	(3,964)	(1,897)
Long-term lease obligations	$53,122	$1,245

Other information related to lease term and discount rate is as follows:

	September 30,		December 31,
Lease Term and Discount Rate	2024		2023
Weighted-average remaining lease term
Operating leases	55.6	years	67.9	years
Finance leases	2.2	years	2.8	years
Weighted-average discount rate
Operating leases	10.85%		10.91%
Finance leases	7.00%		7.46%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Nine Months Ended
	September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows for operating leases	$5,727	$5,813
Operating cash flows for finance leases	$210	$309
Financing cash flows for finance leases	$1,257	$1,159

5. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)	September 30,	December 31,
	2024	2023
Revolving Credit Facility due 2026	$27,000	$27,000
8.25% Senior Secured Notes due 2028	450,000	450,000
Less: Unamortized debt issuance costs and discounts/premiums, net	(9,611)	(11,847)
	$467,389	$465,153

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

On February 7, 2022, the Company closed a private offering for an additional $100.0 million of Senior Secured Notes due 2028, which sold at a price of 102.0% of such principal amount. Proceeds from this sale were used: (i) to develop, equip and open the temporary American Place facility, which the Company intends to operate while it designs and constructs its permanent facility, (ii) to pay the transaction fees and expenses of such offer and sale, and (iii) for general corporate purposes. The additional notes from this sale were issued pursuant to the indenture, dated February 12, 2021 (the “Original Indenture”), to which the Company issued the $310.0 million of 2028 Notes described above. In connection with the issuance of the additional notes in February 2022, the Company and the subsidiary guarantors party to the Original Indenture also entered into three Supplemental Indentures with Wilmington Trust, National Association, as trustee.

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

Revolving Credit Facility due 2026. On February 7, 2022, the Company entered into a First Amendment to Credit Agreement with Capital One, N.A. (“Capital One”), which, among other things, increased the borrowing capacity under the Company’s Credit Agreement, dated March 31, 2021, from $15.0 million to $40.0 million. The amended $40.0 million senior secured revolving credit facility matures on March 31, 2026 and includes a letter of credit sub-facility. The senior secured revolving credit facility may be used for working capital and other ongoing general purposes.

On February 21, 2023, the Company entered into a Second Amendment to Credit Agreement with Capital One, which, among other things, increased the amount of additional indebtedness permitted under the Company’s Credit Agreement from $25.0 million to $40.0 million (collectively, the “Credit Facility”). Such amendment permitted the issuance of the Additional Notes, as described above.

The interest rate per annum applicable to loans under the Credit Facility is currently, at the Company’s option, either (i) SOFR plus a margin equal to 3.00% and a Term SOFR adjustment of 0.15%, or (ii) a base rate plus a margin equal to 2.00%. Terms regarding the annual commitment fee, customary letter of credit fees, and repayment date of March 31, 2026, remain unchanged from the original Credit Agreement, dated March 31, 2021.

The Credit Facility is equally and ratably secured by the same assets and guarantees securing the Notes. The Company may make prepayments of any amounts outstanding under the Credit Facility (without any reduction of the revolving commitments) in whole or in part at any time without penalty.

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant on the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing 12-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. At September 30, 2024, the Company complied with this financial covenant and $27.0 million of borrowings were outstanding under the Credit Facility.

Fair Value of Long-Term Debt. The estimated fair value of the Notes was approximately $451.3 million at September 30, 2024 and $423.0 million at December 31, 2023, which values were estimated using quoted market prices (Level 1 inputs). The fair value of the Credit Facility approximates its carrying amount, as it is revolving, variable rate debt, and is classified as a Level 2 measurement.

6. INCOME TAXES

The Company’s effective income tax rates for the three and nine months ended September 30, 2024 were 1.5% and (0.7%), respectively, compared to effective income tax rates of (1.6%) and (3.8%) for the corresponding prior-year periods. The changes in the effective income tax rates were primarily due to the Company’s projections for pre-tax book income in 2024, the effects of tax amortization on indefinite-lived intangibles in 2024, and changes in valuation allowances. The Company’s income tax provision or benefit for interim periods has been determined using an estimate of its annual effective tax rate (“AETR”), adjusted for discrete items.

The Company continues to assess the realizability of deferred tax assets (“DTAs”) and concluded that it has not met the “more-likely-than-not” threshold. At September 30, 2024, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with Accounting Standards Codification 740 (“ASC 740”), this assessment has taken into consideration the jurisdictions in which these DTAs reside. The valuation allowance against DTAs has no effect on the actual taxes paid or owed by the Company.

7. COMMITMENTS AND CONTINGENCIES

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

8. EARNINGS (LOSS) PER SHARE

The table below reconciles basic and diluted (loss) earnings per share of common stock:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income ─ basic	$(8,472)	$4,593	$(28,373)	$(12,422)
Net (loss) income ─ diluted	$(8,472)	$4,593	$(28,373)	$(12,422)

Denominator:
Weighted-average common shares ─ basic	34,944	34,583	34,749	34,497
Potential dilution from share-based awards	—	2,090	—	—
Weighted-average common and common share equivalents ─ diluted	34,944	36,673	34,749	34,497
Anti-dilutive share-based awards excluded from the calculation of diluted (loss) earnings per share	3,580	1,108	4,067	3,998

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

The Company utilizes Adjusted Segment EBITDA as the measure of segment profitability in assessing performance and allocating resources at the reportable segment level. Adjusted Segment EBITDA is defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset sales and disposals, project development and acquisition costs, non-cash share-based compensation expense, and corporate-related costs and expenses that are not allocated to each segment.

The following tables present the Company’s segment information:

(In thousands)	Three Months Ended September 30, 2024
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$41,855	$14,261	$—	$56,116
Food and beverage	8,866	2,234	—	11,100
Hotel	2,136	2,557	—	4,693
Other operations, including contracted sports wagering	1,653	335	1,790	3,778
	$54,510	$19,387	$1,790	$75,687

Adjusted Segment EBITDA	$10,249	$1,198	$2,037	$13,484
Other operating costs and expenses:
Depreciation and amortization				(10,493)
Corporate expenses				(1,742)
Project development costs				(52)
Preopening costs				(42)
Gain on sale of Stockman’s				2,000
Stock-based compensation				(706)
Operating income				2,449
Other expense:
Interest expense, net				(11,047)
				(11,047)
Loss before income taxes				(8,598)
Income tax benefit				(126)
Net loss				$(8,472)

(In thousands)	Three Months Ended September 30, 2023
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$40,341	$9,899	$—	$50,240
Food and beverage	8,242	844	—	9,086
Hotel	2,369	191	—	2,560
Other operations, including contracted sports wagering	1,601	151	7,905	9,657
	$52,553	$11,085	$7,905	$71,543

Adjusted Segment EBITDA	$11,750	$2,308	$7,852	$21,910
Other operating costs and expenses:
Depreciation and amortization				(8,468)
Corporate expenses				(1,280)
Project development costs				(21)
Preopening costs				(1,051)
Loss on disposal of assets				(7)
Stock-based compensation				(726)
Operating income				10,357
Other expense:
Interest expense, net				(5,867)
Gain on settlements				29
				(5,838)
Income before income taxes				4,519
Income tax benefit				(74)
Net income				$4,593

(In thousands)	Nine Months Ended September 30, 2024
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$125,815	$36,659	$—	$162,474
Food and beverage	26,059	5,213	—	31,272
Hotel	6,269	5,018	—	11,287
Other operations, including contracted sports wagering	6,456	681	6,933	14,070
	$164,599	$47,571	$6,933	$219,103

Adjusted Segment EBITDA	$35,206	$1,928	$6,549	$43,683
Other operating costs and expenses:
Depreciation and amortization				(31,444)
Corporate expenses				(5,391)
Project development costs				(55)
Preopening costs				(2,462)
Loss on disposal of assets				(18)
Gain on sale of Stockman’s				2,000
Stock-based compensation				(2,155)
Operating income				4,158
Other expense:
Interest expense, net				(32,320)
				(32,320)
Loss before income taxes				(28,162)
Income tax provision				211
Net loss				$(28,373)

(In thousands)	Nine Months Ended September 30, 2023
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$107,474	$24,112	$—	$131,586
Food and beverage	23,032	2,387	—	25,419
Hotel	6,638	414	—	7,052
Other operations, including contracted sports wagering	6,123	384	10,467	16,974
	$143,267	$27,297	$10,467	$181,031

Adjusted Segment EBITDA	$31,830	$2,538	$10,373	$44,741
Other operating costs and expenses:
Depreciation and amortization				(22,482)
Corporate expenses				(3,479)
Project development costs				(45)
Preopening costs				(12,634)
Loss on disposal of assets				(7)
Stock-based compensation				(2,129)
Operating income				3,965
Other (expense) income:
Interest expense, net				(16,319)
Gain on settlements				384
				(15,935)
Loss before income taxes				(11,970)
Income tax provision				452
Net loss				$(12,422)

(In thousands)	September 30,	December 31,
	2024	2023
Total Assets
Midwest & South	$294,674	$298,072
West	364,446	372,875
Contracted Sports Wagering	185	977
Corporate and Other	9,413	16,533
	$668,718	$688,457

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

The following table identifies our segments, along with properties and their locations:

Segments and Properties	Locations
Midwest & South
American Place*	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel (“Silver Slipper”)	Hancock County, MS (near New Orleans)
Rising Star Casino Resort (“Rising Star”)	Rising Sun, IN (near Cincinnati)
West
Bronco Billy’s Casino (“Bronco Billy’s”) and Chamonix Casino Hotel (“Chamonix”)*	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (“Grand Lodge”), leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino (“Stockman’s”), held for sale starting August 2024	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
One active sports wagering website (“skin”), plus two others that are currently idle	Colorado
One active sports wagering website (“skin”), plus two others that are currently idle	Indiana
One active sports wagering website (“skin”), commenced in August 2023	Illinois

__________

*	The temporary American Place facility and Chamonix opened on February 17 and December 27, 2023, respectively.

We currently operate seven casinos: six on real estate that we own or lease and one located within a hotel owned by a third party. Additionally, we benefit from seven permitted sports wagering skins – three in Colorado, three in Indiana, and one in Illinois.

In February 2023, we opened our temporary American Place facility, which we are permitted to operate until August 2027. We have begun the design work for the permanent gaming resort facility that we plan to build on adjoining land. In August 2024, we entered into an agreement to sell Stockman’s to a privately owned company. In October 2024, we completed the phased opening of Chamonix, our newest property located adjacent to our existing Bronco Billy’s Casino.

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

We set minimum and maximum betting limits for our slot machines and table games based on market conditions, customer demand and other factors. Our gaming revenues are derived from a broad base of guests that includes both high- and low-stakes players. At Silver Slipper, our sports book operations are in partnership with a company specializing in race and sports betting. At Rising Star, Bronco Billy’s, and American Place, we have contracted with other companies to operate our online sports wagering skins under their own brands in exchange for a percentage of revenues, as defined, subject to annual minimum amounts; the same company also operates our on-site sports book at American Place. Our operating results may also be affected by, among other things, overall economic conditions affecting the disposable income of our guests, weather conditions affecting access to our properties, achieving and maintaining cost efficiencies, taxation and other regulatory changes, and competitive factors, including but not limited to, additions and improvements to the competitive supply of gaming facilities, as well as pandemics and similar widespread health emergencies.

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

Recent Developments

Stockman’s Sale. On August 28, 2024, we entered into an agreement with privately-owned Clarity Game Propco LLC (“Propco”) and Clarity Game Opco LLC (“Opco” and together with Propco, “Clarity”) to sell Stockman’s for total gross proceeds of $9.2 million, plus certain expected working capital adjustments at closing. The sale was designed to be completed in two phases: the sale of Stockman’s real property for $7.0 million to Propco, which closed on September 27, 2024; and the sale of certain remaining operating assets and related liabilities for $2.2 million (excluding any expected positive adjustments for working capital) to Opco, upon the receipt of customary gaming approvals.

To accommodate Clarity while it seeks its gaming approvals, we will temporarily continue to operate Stockman’s under the West segment while leasing back the real property. Upon the second closing that is expected to occur in early 2025, we will transfer all operations of Stockman’s to Opco and the leaseback will terminate. During the third quarter of 2024, we recognized a $2.0 million gain from the sale of Stockman’s real property to operating income, net of $0.7 million in transaction costs.

Chamonix Casino Hotel. Designed to integrate with our adjacent Bronco Billy’s Casino, Chamonix is the only luxury casino hotel located near the Colorado Springs metropolitan area. On December 27, 2023, we began its phased opening, starting with the casino, meeting space, and approximately one-third of its 300 guestrooms. The remainder of Chamonix’s guestrooms came online gradually during the first quarter. Our high-end steakhouse, 980 Prime, began welcoming its first guests in April 2024, while our rooftop pool and portions of our spa opened in late-May 2024. We completed the opening of Chamonix in the fourth quarter of 2024 with the jewelry store and the rest of the spa.

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

Contracted Sports Wagering Amendments and Settlements. In July 2024, we amended two contracted sports wagering agreements, resulting in the collection of a total of $2.1 million. Specifically, these amendments settled overdue payments owed to our subsidiaries in Colorado and Indiana, reduced certain future annual amounts due to us under the agreements, and now requires such annual fees to be paid in advance of each annual term.

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

Same-store Adjusted Segment EBITDA is Adjusted Segment EBITDA further adjusted to exclude the Adjusted Property EBITDA of properties that have not been in operation for a full year. Adjusted Property EBITDA is defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset sales and disposals, project development and acquisition costs, non-cash share-based compensation expense, and corporate-related costs and expenses that are not allocated to each property.

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,		Increase /	September 30,		Increase /
	2024	2023	(Decrease)	2024	2023	(Decrease)
Revenues	$75,687	$71,543	5.8%	$219,103	$181,031	21.0%
Operating expenses	73,238	61,186	19.7%	214,945	177,066	21.4%
Operating income	2,449	10,357	(76.4)%	4,158	3,965	4.9%
Interest and other non-operating expenses, net	11,047	5,838	89.2%	32,320	15,935	102.8%
Income tax (benefit) provision	(126)	(74)	70.3%	211	452	(53.3)%
Net (loss) income	$(8,472)	$4,593	(284.5)%	$(28,373)	$(12,422)	128.4%

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,		Increase	September 30,		Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
Casino revenues
Slots	$47,007	$41,215	14.1%	$135,609	$110,764	22.4%
Table games	8,997	8,898	1.1%	26,539	20,497	29.5%
Other	112	127	(11.8)%	326	325	0.3%
	56,116	50,240	11.7%	162,474	131,586	23.5%

Non-casino revenues, net
Food and beverage	11,100	9,086	22.2%	31,272	25,419	23.0%
Hotel	4,693	2,560	83.3%	11,287	7,052	60.1%
Other	3,778	9,657	(60.9)%	14,070	16,974	(17.1)%
	19,571	21,303	(8.1)%	56,629	49,445	14.5%
Total revenues	$75,687	$71,543	5.8%	$219,103	$181,031	21.0%

	Three Months Ended				Nine Months Ended
	September 30,		Increase /		September 30,		Increase /
(In thousands)	2024	2023	(Decrease)		2024	2023	(Decrease)

Slot coin-in	$802,072	$727,889	10.2%		$2,302,698	$1,932,114	19.2%
Slot win(1)	$62,201	$52,713	18.0%		$174,610	$142,384	22.6%
Slot hold percentage(2)	7.8%	7.2%	0.6	pts	7.6%	7.4%	0.2	pts
Table game drop	$55,733	$47,621	17.0%		$150,472	$113,330	32.8%
Table game win(1)	$9,185	$8,998	2.1%		$27,038	$20,711	30.5%
Table game hold percentage(2)	16.5%	18.9%	(2.4)	pts	18.0%	18.3%	(0.3)	pts

__________

(1)	Does not reflect reductions in casino revenues from “discretionary comps” (see Note 2 for more information on our customer loyalty programs).
(2)	The three-year averages for slot hold percentage and table game hold percentage were 7.4% and 18.1%, respectively. A significant portion of our results in the recent quarters reflect the opening of two new casinos. Their win percentages may differ from historical averages.

The following discussion is based on our condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023.

Revenues. Consolidated total revenues increased by 5.8% (or $4.1 million) and 21.0% (or $38.1 million) for the respective three and nine months ended September 30, 2024, compared to the prior-year periods. This was primarily due to a full nine months of operations in 2024 at American Place, which opened on February 17, 2023. Revenues during the 2024 periods also benefited from the phased opening of Chamonix, which began operations on December 27, 2023.

For more information, see “Supplemental Information – Same-store Operating Results.”

Operating Expenses. Consolidated operating expenses increased by 19.7% (or $12.1 million) and 21.4% (or $37.9 million) for the three and nine months ended September 30, 2024, compared to the prior-year periods. These increases were primarily due to the commencement of operations at American Place in February 2023 and Chamonix in December 2023 and resulted in increased casino, food and beverage, hotel, selling, general and administrative and depreciation expenses. For American Place, these expenses included a $4.4 million increase in selling, general and administrative costs for the nine months ended September 30, 2024, compared to the prior-year period. For Chamonix, these expenses included a $7.2 million increase in selling, general and administrative costs, as well as a $10.8 million increase in depreciation and amortization for the nine months ended September 30, 2024, compared to the prior-year period.

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense, net, consists of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2024	2023	2024	2023
Interest expense (excluding bond fee amortization and discounts/premiums)	$10,585	$10,436	$31,461	$29,518
Amortization of debt issuance costs and discounts/premiums	751	751	2,236	2,042
Capitalized interest	(136)	(4,522)	(697)	(12,092)
Interest income and other	(153)	(798)	(680)	(3,149)
	$11,047	$5,867	$32,320	$16,319

The increases in net interest expense for the three and nine months ended September 30, 2024 were primarily due to reductions in capitalized interest, as construction of the temporary American Place facility and Chamonix was largely complete during the 2024 periods. Additionally, as we invested cash into the construction of both projects, our cash balances were lower during the 2024 period, resulting in reduced interest income. Further, we issued $40.0 million of Additional Notes in February 2023, so the prior-year period reflects only a partial quarter of the related interest expense.

Other Non-Operating Expenses, Net

For the three and nine months ended September 30, 2024, we had no other non-operating expense. For the three months ended September 30, 2023, we had other non-operating income of $29,000, consisting of net settlement proceeds from a sports wagering contract that ended in May 2022. For the nine months ended September 30, 2023, we had other non-operating income of $0.4 million, consisting primarily of insurance settlement proceeds from hurricane damage at Silver Slipper in 2020.

Income Tax Expense. We recognized an income tax benefit of $0.1 million and an income tax provision of $0.2 million for the respective three and nine months ended September 30, 2024, which resulted in effective income tax rates of 1.5% and (0.7%), respectively. For the three and nine months ended September 30, 2023, we recognized an income tax benefit of $74,000 and an income tax provision of $0.5 million, which resulted in effective income tax rates of (1.6%) and (3.8%), respectively. The changes in the effective income tax rates were primarily due to the effects of tax amortization on indefinite-lived intangibles in 2024, as well as changes in valuation allowances.

While we paid $0.5 million in state income taxes to Illinois during the current year related to our prior-year results, we are unable to determine if we would pay any state income taxes or receive any state tax refunds related to our 2024 results until year-end. However, we do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2024 results. As we have incurred losses in prior periods, we anticipate any current-year taxable income will be offset by tax carryforwards from prior years. We continue to evaluate, on a quarterly basis, the ability to realize our deferred tax assets and the need for a valuation allowance. The valuation allowance, and the potential reversal of such allowance, have no bearing on the taxes actually paid by the Company.

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

(In thousands)	Three Months Ended				Nine Months Ended
	September 30,		Increase /		September 30,		Increase /
	2024	2023	(Decrease)		2024	2023	(Decrease)
Revenues
Midwest & South	$54,510	$52,553	3.7%		$164,599	$143,267	14.9%
West	19,387	11,085	74.9%		47,571	27,297	74.3%
Contracted Sports Wagering	1,790	7,905	(77.4)%		6,933	10,467	(33.8)%
	$75,687	$71,543	5.8%		$219,103	$181,031	21.0%
Adjusted Segment EBITDA and Adjusted EBITDA
Midwest & South	$10,249	$11,750	(12.8)%		$35,206	$31,830	10.6%
West	1,198	2,308	(48.1)%		1,928	2,538	(24.0)%
Contracted Sports Wagering	2,037	7,852	(74.1)%		6,549	10,373	(36.9)%
Adjusted Segment EBITDA	13,484	21,910	(38.5)%		43,683	44,741	(2.4)%
Corporate	(1,742)	(1,280)	36.1%		(5,391)	(3,479)	55.0%
Adjusted EBITDA	$11,742	$20,630	(43.1)%		$38,292	$41,262	(7.2)%

Adjusted Segment EBITDA Margin
Midwest & South	18.8%	22.4%	(3.6)	pts	21.4%	22.2%	(0.8)	pts
West	6.2%	20.8%	(14.6)	pts	4.1%	9.3%	(5.2)	pts
Contracted Sports Wagering	113.8%	99.3%	14.5	pts	94.5%	99.1%	(4.6)	pts

Supplemental Information – Same-store Operating Results

The following table presents the financial results of our Midwest & South operations on a same-store basis for the three and nine months ended September 30, 2024 and 2023 for revenues and Adjusted Segment EBITDA; see “Non-GAAP Financial Measure” for additional information.

Same-store operations exclude results of new and acquired operating segments that have not operated for longer than a year, starting from the date of commencement or acquisition through the end of the reporting period. Accordingly, for Midwest & South, we have excluded the results of American Place for periods subsequent to its commencement of operations.

(In thousands)	Three Months Ended				Nine Months Ended
	September 30,		Increase /		September 30,		Increase /
	2024	2023	(Decrease)		2024	2023	(Decrease)
Midwest & South same-store total revenues(1)	$26,385	$28,663	(7.9)%		$83,422	$88,629	(5.9)%
American Place	28,125	23,890	17.7%		81,177	54,638	48.6%
Midwest & South total revenues	$54,510	$52,553	3.7%		$164,599	$143,267	14.9%

Midwest & South same-store Adjusted Segment EBITDA(1)	$2,543	$4,966	(48.8)%		$12,533	$17,341	(27.7)%
American Place	7,706	6,784	13.6%		22,673	14,489	56.5%
Midwest & South Adjusted Segment EBITDA	$10,249	$11,750	(12.8)%		$35,206	$31,830	10.6%

Midwest & South same-store Adjusted Segment EBITDA margin(1)	9.6%	17.3%	(7.7)	pts	15.0%	19.6%	(4.6)	pts
American Place	27.4%	28.4%	(1.0)	pts	27.9%	26.5%	1.4	pts
Midwest & South Adjusted Segment EBITDA margin	18.8%	22.4%	(3.6)	pts	21.4%	22.2%	(0.8)	pts

__________

(1)	Same-store operations exclude results from American Place, which opened on February 17, 2023.

The following table presents the financial results of our Contracted Sports Wagering operations on a same-store basis for the three and nine months ended September 30, 2024 and 2023 for revenues and Adjusted Segment EBITDA; see “Non-GAAP Financial Measure” for additional information.

Same-store operations exclude results of new and acquired operating segments that have not operated for longer than a year, starting from the date of commencement or acquisition through the end of the reporting period. Accordingly, for Contracted Sports Wagering, we have excluded the results in Illinois for periods subsequent to its contractual commencement of revenue payments.

(In thousands)	Three Months Ended				Nine Months Ended
	September 30,		Increase /		September 30,		Increase /
	2024	2023	(Decrease)		2024	2023	(Decrease)
Contracted Sports Wagering same-store total revenues(1)	$315	$1,370	(77.0)%		$1,690	$3,932	(57.0)%
Accelerated revenues due to contract terminations(2)	—	5,794	N.M.		893	5,794	(84.6)%
Illinois	1,475	741	99.1%		4,350	741	487.0%
Contracted Sports Wagering total revenues	$1,790	$7,905	(77.4)%		$6,933	$10,467	(33.8)%

Contracted Sports Wagering same-store Adjusted Segment EBITDA(1)	$620	$1,336	(53.6)%		$1,448	$3,857	(62.5)%
Accelerated revenues due to contract terminations(2)	—	5,794	N.M.		893	5,794	(84.6)%
Illinois	1,417	722	96.3%		4,208	722	482.8%
Contracted Sports Wagering Adjusted Segment EBITDA	$2,037	$7,852	(74.1)%		$6,549	$10,373	(36.9)%

Contracted Sports Wagering same-store Adjusted Segment EBITDA margin(1)	196.8%	97.5%	99.3	pts	85.7%	98.1%	(12.4)	pts
Illinois	96.1%	97.4%	(1.3)	pts	96.7%	97.4%	(0.7)	pts
Contracted Sports Wagering Adjusted Segment EBITDA margin	113.8%	99.3%	14.5	pts	94.5%	99.1%	(4.6)	pts

__________

N.M. Not meaningful.

(1)	Same-store operations exclude results from Illinois, which contractually commenced on August 15, 2023. For enhanced comparability, we also excluded accelerated revenues due to contract terminations from same-store operations.
(2)	For enhanced comparability, we also excluded accelerated revenues due to contract terminations from same-store operations. Such adjustments reflect one sport skin that ceased operations in the second quarter of 2024, and two sports skins that ceased operations in the third quarter of 2023.

Midwest & South

Our Midwest & South segment includes Silver Slipper, Rising Star and American Place. Total revenues for the three and nine months ended September 30, 2024 increased by 3.7% (or $2.0 million) and 14.9% (or $21.3 million), respectively, due to the continued ramp-up of operations at American Place. Additionally, the nine-month period in 2023 reflects only a partial period of operations at American Place, which opened in February 2023. Excluding results from American Place, same-store revenues declined by 7.9% (or $2.3 million) and 5.9% (or $5.2 million) for the respective three and nine months ended September 30, 2024, in part due to adverse winter weather over several weekend periods during the first quarter of 2024, followed by severe storms and tornados in the second quarter, as well as an active storm season in the Silver Slipper’s Mississippi Gulf Coast area, where several significant storms adversely impacted visitation to the property during the third quarter of 2024.

Reflecting the February 2023 opening of American Place, casino revenue increased by 3.8% (or $1.5 million) and 17.1% (or $18.3 million) for the respective three and nine months ended September 30, 2024. For the three months ended September 30, 2024, slot revenue for the segment increased by 5.3% (or $1.8 million), while table games revenue declined by 3.2% (or $0.2 million). For the nine months ended September 30, 2024, slot revenue for the segment increased by 14.5% (or $13.1 million), and table games revenue increased by 31.4% (or $5.3 million). Excluding results from American Place, same-store casino revenue declined by 10.5% (or $1.9 million) and 9.1% (or $5.1 million) for the respective three and nine months ended September 30, 2024, primarily due to lower slot and table games volumes at Silver Slipper and Rising Star. In addition to the adverse weather noted above, Rising Star continues to compete with a racetrack casino that opened in September 2022 in Northern Kentucky.

Non-casino revenue increased by 3.6% (or $0.4 million) and 8.4% (or $3.0 million) for the respective three and nine months ended September 30, 2024, primarily due to increases in food and beverage revenue. Food and beverage revenue rose 7.6% (or $0.6 million) and 13.1% (or $3.0 million) for the respective current-year periods, reflecting increased operating hours and the February 2024 opening of a new restaurant at American Place.

Adjusted Segment EBITDA declined by 12.8% (or $1.5 million), but rose by 10.6% (or $3.4 million) for the respective three and nine months ended September 30, 2024, reflecting improved efficiencies at American Place versus its first year of operations. Adjusted Property EBITDA at American Place was $7.7 million and $22.7 million for the respective 2024 periods. Such amounts reflect growth of 13.6% and 56.5% when compared to Adjusted Property EBITDA of $6.8 million and $14.5 million for the respective 2023 periods. Same-store Adjusted Segment EBITDA declined from $5.0 million to $2.5 million (or 48.8%), and from $17.3 million to $12.5 million (or 27.7%), for the three and nine months ended September 30, 2024, primarily due to overall declines in casino revenues and adverse weather through the third quarter of 2024 at Silver Slipper.

West

Our West segment includes Bronco Billy’s, Chamonix, Grand Lodge, and Stockman’s, which is currently held for sale (see Note 3). The market in Cripple Creek, Colorado, is typically seasonal, favoring the summer months. Our Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of annual revenues. Additionally, snowfall levels during the winter months can often affect operations, as Grand Lodge is located near several major ski resorts. While Grand Lodge typically benefits from a “good” snow year, resulting in extended periods of operation at the nearby ski areas, excessive snow levels can also result in challenging driving conditions or the closure of roads leading to the property.

Total revenues increased by 74.9% (or $8.3 million) and 74.3% (or $20.3 million) for the respective three and nine months ended September 30, 2024, primarily due to the phased opening of Chamonix, which was designed to integrate with existing operations at Bronco Billy’s.

Casino revenue increased by 44.1% (or $4.4 million) and 52.0% (or $12.5 million) for the respective three and nine months ended September 30, 2024, reflecting contributions from Chamonix and improved operating conditions at Bronco  Billy’s. Slot revenue accounted for most of the increases in the respective 2024 periods. It increased by 49.5% (or $4.0 million) and 57.5% (or $11.8 million), despite decreases in slot volumes at Grand Lodge for the current-year periods. Table games revenue rose by $0.3 million (or 18.7%) and $0.7 million (or 20.4%) for the respective three and nine months ended September 30, 2024, attributable mostly to our Colorado operations.

Non-casino revenue increased by 331.9% (or $3.9 million) and 242.4% (or $7.7 million) for the respective three and nine months ended September 30, 2024. Food and beverage revenues increased by $1.4 million and $2.8 million for the respective 2024 periods, and hotel revenues rose by $2.4 million and $4.6 million, respectively. These improvements came from Chamonix, which gradually opened its approximately 300-room hotel throughout the first quarter of 2024. Guest volume increases from Chamonix’s new hotel also benefited food and beverage venues throughout Chamonix and Bronco Billy’s.

Adjusted Segment EBITDA declined by $1.1 million and $0.6 million for the respective three and nine months ended September 30, 2024. Current-period results reflect the phased opening of Chamonix, which is currently operating less efficiently than we expect it to in future quarters. Elevated expenses include the training of new employees and additional marketing costs expected to benefit future operations, as well as the cost of operating many amenities at the new resort while continuing to complete construction. Results in the current-year period also reflect significant snowfall over several weekends, when guest traffic at our casinos is typically strongest, and the loss of electrical power to the entire city of Cripple Creek for three days, both in the first quarter of 2024.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado, Indiana and Illinois.

For the three months ended September 30, 2024, revenues declined by 77.4%, from $7.9 million in the prior-year period to $1.8 million, and Adjusted Segment EBITDA declined by 74.1%, from $7.9 million to $2.0 million. For the nine months ended September 30, 2024, revenues declined by 33.8%, from $10.5 million in the prior-year period to $6.9 million, and Adjusted Segment EBITDA declined by 36.9%, from $10.4 million to $6.5 million. These results reflect contract terminations in the prior-year period, which resulted in the acceleration of deferred revenues totaling $5.8 million. During the current nine-month period, a sports wagering agreement in Colorado was terminated early in April 2024, resulting in $0.9 million of accelerated revenues. Additionally, settlement payments from a contracted sports wagering operator resulted in the reversal of certain prior-period credit loss provisions. As a result, $0.2 million of earnings was recaptured in the third quarter of 2024, and the Adjusted Segment EBITDA margin rose to 113.8%.

The segment’s results also reflect the launch of our permitted Illinois sports skin in August 2023. Under the Illinois sports wagering agreement, we receive a percentage of online revenues (as defined), subject to an annualized minimum of $5 million, with minimal expected expenses. We also receive a percentage of on-site sports revenue, as defined. For the three months ended September 30, 2024, this agreement contributed $1.5 million to revenues and $1.4 million to Adjusted Segment EBITDA. For the nine months ended September 30, 2024, such amounts were $4.4 million and $4.2 million, respectively. For both of the prior-year periods, the Illinois sports wagering agreement contributed $0.7 million to revenues and also to Adjusted Segment EBITDA.

We currently have two idle sports skins in each of Indiana and Colorado. We continue to evaluate whether to operate these idle skins ourselves or to have other third-party operators utilize them. However, there is no certainty that we will be able to enter into agreements with other third-party operators or successfully operate the skins ourselves.

Corporate

Corporate expenses for the respective three and nine months ended September 30, 2024 rose by 36.1% (or $0.5 million) and 55.0% (or $1.9 million), primarily due to increases in accrued bonus compensation, as compared to the prior-year periods. Corporate expenses were $1.7 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, corporate expenses were $5.4 million and $3.5 million, respectively.

Non-GAAP Financial Measure

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset sales and disposals, project development and acquisition costs, and non-cash share-based compensation expense. Adjusted EBITDA information is presented solely as supplemental disclosure to measures reported in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because management believes this measure is (i) a widely used measure of operating performance in the gaming and hospitality industries and (ii) a principal basis for valuation of gaming and hospitality companies. In addition, a version of Adjusted EBITDA (known as Consolidated Cash Flow) is utilized in the covenants within the Credit Facility, although not necessarily defined in the same way as above. Adjusted EBITDA is not, however, a measure of financial performance or liquidity under GAAP. Accordingly, this measure should be considered supplemental and not a substitute for net income (loss) or cash flows as an indicator of the Company’s operating performance or liquidity.

The following table presents a reconciliation of net (loss) income and operating income to Adjusted EBITDA:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net (loss) income	$(8,472)	$4,593	$(28,373)	$(12,422)
Income tax (benefit) provision	(126)	(74)	211	452
Interest expense, net	11,047	5,867	32,320	16,319
Gain on settlements	—	(29)	—	(384)
Operating income	2,449	10,357	4,158	3,965
Project development costs	52	21	55	45
Preopening costs	42	1,051	2,462	12,634
Depreciation and amortization	10,493	8,468	31,444	22,482
Loss on disposal of assets	—	7	18	7
Gain on sale of Stockman’s	(2,000)	—	(2,000)	—
Stock-based compensation	706	726	2,155	2,129
Adjusted EBITDA	$11,742	$20,630	$38,292	$41,262

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA.

Three Months Ended September 30, 2024
(In thousands)
							Adjusted
							Segment
	Operating	Depreciation	Gain on	Project		Stock-	EBITDA and
	Income	and	Sale of	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	Stockman’s	Costs	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$4,091	$6,158	$—	$—	$—	$—	$10,249
West	(1,141)	4,297	(2,000)	—	42	—	1,198
Contracted Sports Wagering	2,037	—	—	—	—	—	2,037
	4,987	10,455	(2,000)	—	42	—	13,484
Other operations
Corporate	(2,538)	38	—	52	—	706	(1,742)
	$2,449	$10,493	$(2,000)	$52	$42	$706	$11,742

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

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month periods ended September 30, 2024 and 2023, included facility rents related to: (i) Midwest & South of $1.4 million during each of 2024 and 2023, and (ii) West of $0.6 million in 2024 and $0.5 million in 2023.

Nine Months Ended September 30, 2024
(In thousands)
								Adjusted
								Segment
	Operating	Depreciation	Loss on	Gain on	Project		Stock-	EBITDA and
	Income	and	Disposal	Sale of	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Stockman’s	Costs	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$16,134	$18,935	$18	$—	$—	$119	$—	$35,206
West	(10,827)	12,412	—	(2,000)	—	2,343	—	1,928
Contracted Sports Wagering	6,549	—	—	—	—	—	—	6,549
	11,856	31,347	18	(2,000)	—	2,462	—	43,683
Other operations
Corporate	(7,698)	97	—	—	55	—	2,155	(5,391)
	$4,158	$31,444	$18	$(2,000)	$55	$2,462	$2,155	$38,292

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

Operating expenses deducted to arrive at operating income (loss) in the above tables for the nine-month periods ended September 30, 2024 and 2023, included facility rents related to: (i) Midwest & South of $4.1 million in 2024 and $3.7 million in 2023, and (ii) West of $1.9 million in 2024 and $1.5 million in 2023.

Liquidity and Capital Resources

Cash Flows

At September 30, 2024, we had $33.6 million of cash and equivalents, including $7.7 million of restricted cash dedicated to Chamonix’s construction. In October 2024, we substantially completed construction of Chamonix, which began opening in phases since December 2023. We estimate that between $10 million and $15 million of cash is used in our current day-to-day operations, including on-site cash in our slot machines, change and redemption kiosks, and cages. We believe that current cash balances, together with the available borrowing capacity under our revolving credit facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations. Over the last several years, we invested in two large construction projects that are now open to the public: American Place, which opened in February 2023, and Chamonix, as noted above. Such construction activity is now substantially completed.

Cash flows – operating activities. On a consolidated basis, cash used in operations during the nine months ended September 30, 2024 was $1.0 million, compared to cash provided by operations of $3.2 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. During the current period, we benefited from a full nine months of operations at American Place, which opened in February 2023. Net interest expense rose when compared to the prior-year period, the result of declines in both interest income and capitalized interest, as we began the phased opening of Chamonix in December 2023.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the nine months ended September 30, 2024 was $37.7 million. These investments primarily related to the construction of Chamonix, partially offset by proceeds from the sale of Stockman’s. Cash used in investing activities during the prior-year period was $169.8 million, which included a gaming license payment of $50.3 million required to open American Place, as well as capital expenditures to construct Chamonix and American Place.

Cash flows – financing activities. On a consolidated basis, cash used in financing activities during the nine months ended September 30, 2024 was $1.3 million, compared to cash provided by financing activities of $59.4 million in the prior-year period. During 2023, net borrowings from the Credit Facility totaled $27.0 million, and we received $40.0 million of gross proceeds from the issuance of our Additional Notes to open American Place.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations. Our principal debt matures in February 2028. Certain planned capital expenditures designed to grow the Company, such as the permanent American Place facility, may require additional financing and/or temporarily reduce the Company’s ability to repay debt.

Our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. Such future developments are highly uncertain and cannot be accurately predicted at this time.

Debt

Long-term Debt. At September 30, 2024, we had $450.0 million of principal indebtedness outstanding under the Notes and $27.0 million outstanding under the Credit Facility. We also owe $1.8 million related to our finance lease of a hotel at Rising Star. With the exception of the Credit Facility, all of our debt is at fixed interest rates. See Note 5 for details on our debt obligations.

Other

Capital Investments. In addition to normal maintenance capital expenditures, we made significant capital investments related to the completion of Chamonix, and we expect to do the same for the permanent American Place facility.

Chamonix. We completed the phased opening of Chamonix in October 2024, with the property’s high-end steakhouse opening in April 2024, its rooftop pool and portions of its spa opening in May 2024, and completion of its spa and jewelry store in the second half of 2024. To fund Chamonix’s construction, we issued our 2028 Notes and placed a portion of such proceeds into a restricted cash account dedicated to the completion of its construction (see Note 5). At September 30, 2024, the balance of such restricted cash account was approximately $7.7 million.

American Place. We were selected by the IGB to develop and operate American Place in Waukegan, Illinois. While the larger permanent facility is under development, we are operating the temporary American Place facility, which opened in February 2023. Lawsuits were filed by an unsuccessful bidder for the Waukegan gaming license, against parties unrelated to us. As a result of such lawsuits, we sought and received an extension period in which we can operate the temporary casino, which now extends to August 2027. We expect to internally generate a portion of the needed funds to complete American Place, but we will likely need additional financing. While there is no certainty that we will be able to do so, we intend to arrange such additional funding with the refinancing of our existing debt. Such debt is currently callable and otherwise scheduled to mature in February 2028.

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

Hyatt Owner’s Option to Purchase our Leasehold Interest and Related Assets. Our lease with the owner of the Hyatt Lake Tahoe to operate the Grand Lodge Casino has been extended several times and currently expires on December 31, 2034. In the event of a significant renovation, the lessor may terminate the lease early with six months’ notice. Similar to previous lease arrangements, the lessor also has the ability to purchase our leasehold interest and related casino operating assets at any time prior to lease expiration. See Note 4 for more information.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — At September 30, 2024, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2024, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 5. Other Information

Insider Trading Arrangements — On August 22, 2024, Lewis Fanger, our Chief Financial Officer, modified a trading arrangement for the sale of securities of our common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Fanger’s Rule 10b5-1 Trading Plan, which has a term until January 29, 2025, provides for the sale of up to 250,000 shares of common stock pursuant to one or more market or limit orders. This trading plan relates to certain options that are nearing their 10-year expiration date.

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

FULL HOUSE RESORTS, INC.

Date: November 6, 2024	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: November 6, 2024	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)