Form 10-K
period 2024-12-31
FULL HOUSE RESORTS INC
filed 2025-03-11
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2024
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

The aggregate market value of Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant, as of June 28, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter), was: $164.1 million. As of March 6, 2025, there were 35,875,647 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference

The information required by Part III of this Form 10-K is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2025, which definitive proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024.

FULL HOUSE RESORTS, INC.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; our expected construction budgets, estimated commencement and completion dates, expected amenities, and our expected operational performance for our growth projects, such as American Place; our expectations regarding the timing of the closing of the second phase of the sale of Stockman’s Casino; our expectations regarding our ability to generate operating cash flow and to obtain debt financing on reasonable terms and conditions for the construction of the permanent American Place facility; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects, and the resulting impact on our financial results; our sports wagering contracts with third-party providers, including the expected revenues and expenses, as well as our expectations regarding the potential usage of our idle sports skins by us or others; our expectations regarding our ability to exercise any of our buyout options under our leases; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; anticipated sources of funds; anticipated or potential legislative actions; beliefs in connection with our marketing efforts; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

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

Risks Related to our Business and Operations

●	We face significant competition from other gaming and entertainment operations.
●	We may face revenue declines if discretionary consumer spending drops, including due to an economic downturn.
●	We cannot assure you that any of our contracted sports betting parties, through the use of our permitted website “skins,” will be able to compete effectively, that our contracted sports parties will have the ability and/or willingness to sustain sports betting operations should they experience an extended period of unprofitability, or that we will have the ability to replace existing partners or vendors on similar terms as our existing contractual revenue minimums.
●	Our Mississippi casino hotel and Illinois casino operations currently generate a significant percentage of our revenues and Adjusted EBITDA. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of those properties.
●	We derive our revenues and operating income from our properties located in Mississippi, Colorado, Indiana, Nevada and Illinois, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.
●	Some of our operations are located on leased property. If the lessor of the Grand Lodge Casino exercises its buyout or early termination rights or fails to extend the lease, or if we default on this or certain of our other leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.
●	A prolonged closure of our casinos would negatively impact our ability to service our debt.
●	Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.
●	Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, including as a result of climate change, such as hurricanes, floods, wildfires, pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus pandemic, or other catastrophic events, including war, terrorism and gun violence.
●	Several of our properties, including Silver Slipper, Chamonix, Bronco Billy’s and Rising Star, are accessed by our customers via routes that have few alternatives.
●	Marine transportation is inherently risky, and insurance may be insufficient to cover losses that may occur to our assets or result from our ferry boat operations.
●	We may incur property and other losses that are not adequately covered by insurance, including adequate levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties.
●	We depend on our key personnel and our ability to attract and retain employees.
●	Higher wage and benefit costs could adversely affect our business.
●	Rising operating costs at our gaming properties could have a negative impact on our business.
●	We face the risk of fraud and cheating.
●	Win rates for our gaming operations depend on a variety of factors, some beyond our control.
●	The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.
●	Our business may be adversely affected by legislation prohibiting tobacco smoking.
●	We rely on, among other things, trademarks, licenses, confidentiality procedures, and contractual provisions to protect our intellectual property rights and we may be unable to protect or may not be successful in protecting our intellectual property rights.
●	Our commercial success depends upon us avoiding the infringement of intellectual property rights owned by others and any such infringements, including those that are inadvertent, may have a material adverse effect on our business.
●	We are subject to risks related to corporate social responsibility and reputation.

Risks Related to Development and Growth Opportunities

●	We are engaged from time to time in one or more construction and development projects, and many factors could prevent us from completing them as planned.
●	The construction costs for our growth projects may exceed budgeted amounts plus contingencies. This may result in insufficient funds to complete these projects or the need to raise additional capital.
●	There is no assurance that any growth projects will not be subject to additional regulatory restrictions, delays, or challenges.
●	There is no assurance that our growth projects will be successful.
●	We face a number of challenges prior to opening new or upgraded facilities.
●	We may face disruption and other difficulties in integrating and managing facilities we have recently developed or acquired, or may develop or acquire in the future.
●	The construction of the permanent American Place facility may inconvenience customers and disrupt business activity at our adjacent temporary casino facility.
●	The permanent American Place facility, additional growth projects or potential enhancements at our properties may require us to raise additional capital.
●	The casino, hotel and resort industry is capital intensive, and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.
●	We may face risks related to our ability to receive regulatory approvals required to complete certain acquisitions, mergers, joint ventures, and other developments, as well as other potential delays in completing certain transactions.
●	If we fail to obtain necessary government approvals in a timely manner, or at all, it can adversely impact our various expansion, development, investment and renovation projects.
●	Insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect our operating results and financial condition.

Risks Related to our Indebtedness

●	Our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.
●	The indenture governing the Notes and the Credit Facility impose restrictive covenants and limitations that could significantly affect our ability to operate our business and lead to events of default if we do not comply with the covenants.
●	To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
●	We may not be able to generate sufficient cash flows to service all of our indebtedness and fund our operating expenses, working capital needs and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
●	We depend on our subsidiaries for certain dividends, distributions and repayment of our indebtedness, including the Notes and any borrowings under the Credit Facility.
●	Our ability to obtain additional financing on commercially reasonable terms may be limited.
●	The obligations under the Notes and the Credit Facility are collateralized by a security interest in substantially all of our assets. If we default on those obligations, the holders of the Notes and lenders under the Credit Facility could foreclose on our assets. In addition, the existence of these security interests may adversely affect our financial flexibility.
●	We and our subsidiaries may still be able to incur substantially more debt, including subordinated debt, which could further exacerbate the risks described above.

Risks Related to our Legal and Regulatory Environment

●	We face extensive regulation from gaming and other regulatory authorities and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations.
●	Changes in legislation and regulation of our business could have an adverse effect on our financial condition, results of operations and cash flows.
●	Stockholders may be required to dispose of their shares of our common stock if they are found unsuitable by gaming authorities.
●	We are subject to environmental laws and potential exposure to environmental liabilities.
●	We are subject to litigation which, if adversely determined, could cause us to incur substantial losses.
●	Our ferry boat service is highly regulated, which can adversely affect our operations.

Risks Related to Technology

●	Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. If we experience damage or service interruptions, we may have to cease some or all of our operations, which will result in a decrease in revenue.
●	Our information technology and other systems are subject to cybersecurity risk, misappropriation of customer information and other breaches of information security.

General Risks

●	Our ability to utilize our net operating loss (“NOL”) carryforwards and certain other tax attributes may be limited.
●	The market price for our common stock may be volatile, and investors may not be able to sell their stock at a favorable price, or at all.
●	The exercise of outstanding options to purchase common stock may result in substantial dilution and may depress the trading price of our common stock.

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

In August 2024, we entered into an agreement to sell Stockman’s to a privately owned company. We closed on the sale of Stockman’s real property in September 2024. We continue to operate the business under a leaseback agreement with the new owners for use of their facilities until the second closing of the Stockman’s sale, which is expected to occur in the first half of 2025.

In October 2024, we completed the phased opening of Chamonix, our newest property, located adjacent to our existing Bronco Billy’s Casino.

The following table presents selected information concerning our casino resort properties as of December 31, 2024:

Segments and Properties	Locations
Midwest & South
American Place*	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel (“Silver Slipper”)	Hancock County, MS (near New Orleans)
Rising Star Casino Resort (“Rising Star”)	Rising Sun, IN (near Cincinnati)
West
Bronco Billy’s Casino (“Bronco Billy’s”) and Chamonix Casino Hotel (“Chamonix”)*	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (“Grand Lodge”), leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino (“Stockman’s”), held for sale starting August 2024	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
One active sports wagering website (“skin”), plus two others that are currently idle	Colorado
One active sports wagering website (“skin”), plus two others that are currently idle	Indiana
One active sports wagering website (“skin”), commenced in August 2023	Illinois

__________

*	The temporary American Place facility opened on February 17, 2023. Chamonix opened in phases between December 2023 and October 2024.

We manage our casinos based primarily on geographic regions within the United States and type of income. Our corporate headquarters is in Las Vegas, Nevada. Our reportable segments are identified as Midwest & South, West, and Contracted Sports Wagering.

Our mission is to maximize stockholder value, while also being a responsible borrower, good employer, and active community participant. We seek to increase revenues by providing our customers with their favorite games and amenities, high-quality customer service, and appropriate customer loyalty programs. Our customers include nearby residents who represent a high potential for repeat visits, along with drive-in tourist patrons. We continuously focus on improving the operating results of our existing properties through a combination of revenue growth and expense management efforts. The casino resort industry is capital-intensive; we rely on the ability of our properties to generate operating cash flow to pay interest, repay debt, and fund maintenance and certain growth-related capital expenditures. We also continually assess the potential impact of growth and development opportunities, including capital investments at our existing properties, the development of new properties, and the acquisition of existing properties.

Our casino properties generally operate 24 hours each day, 365 days per year. We also generally operate the hotel, food and beverage, and other on-site operations at our properties, although the steakhouse at Chamonix is operated by a third party. Additionally, we operate a golf course, recreational vehicle park (“RV park”) and ferry service at Rising Star and an RV park at Silver Slipper. At Grand Lodge, the landlord of the Hyatt Regency Lake Tahoe Resort, Spa and Casino (“Hyatt Lake Tahoe”) manages the adjoining hotel, as well as the food and beverage outlets.

Operating Properties

Silver Slipper Casino and Hotel (Hancock County, Mississippi)

The Silver Slipper is the western-most casino on the Mississippi Gulf Coast, midway between Biloxi, Mississippi and New Orleans, Louisiana. The property sits at the western end of an approximately eight-mile-long white sand beach, the closest such beach to the New Orleans and Baton Rouge metropolitan areas. Its customers are primarily from communities in southwestern Mississippi and southern Louisiana, including the North Shore of Lake Pontchartrain and the New Orleans and Baton Rouge metropolitan areas. In addition to its large, modern casino, the Silver Slipper offers 129 hotel rooms or suites, an on-site sportsbook, a fine-dining restaurant, a buffet, a quick-service restaurant, a casino bar and a beachfront pool and bar. It also manages a nearby beachfront RV park.

The primary lease for the Silver Slipper includes approximately 38 acres, consisting of the seven-acre parcel on which the casino and hotel is situated and approximately 31 acres of protected marshlands. The lease term ends in April 2058. Through October 1, 2027, we have the option to buy out the lease.

Bronco Billy’s Casino / Chamonix Casino Hotel (Cripple Creek, Colorado)

Bronco Billy’s and Chamonix are two integrated and adjoining casinos, and are operated by our management team as a single entity. The properties are located in Cripple Creek, Colorado, a historical gold mining town located approximately one hour from Colorado Springs and two hours from Denver. Its customers are primarily from the Colorado Springs/Pueblo/Cañon City metropolitan area, the second-largest metropolitan area in Colorado, with a population of approximately one million people. Its secondary market, the Denver metropolitan area, has a population of approximately four million people. It occupies a significant portion of the key city block of Cripple Creek’s “casino strip.” Chamonix was opened in phases, beginning in December 2023 and completing in October 2024. The combined Bronco Billy’s / Chamonix complex offers two integrated casinos, approximately 300 luxury guest rooms, 14 additional hotel rooms located nearby, two casual dining outlets, a coffee bar, a steakhouse managed by a third-party, parking garage, rooftop pool, jewelry store, spa, and convention and meeting facilities.

We own much of the real estate for these two properties, but also lease certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease has six renewal options in three-year increments through January 2035. We have the right to buy out the lease at any time during its term.

We are allowed to offer online sports wagering through three sports “skins” in Colorado. Rather than operate these sports skins ourselves, we historically have contracted with outside companies to operate such skins under their own brands in exchange for a percentage of revenues, as defined in each contract, subject to annual minimum amounts paid to us. As of December 31, 2024, one of our three skins was live.

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

We are allowed to offer online sports wagering through three sports “skins” in Indiana. As in Colorado, we historically have contracted with outside companies to operate such skins under their own brands in exchange for a percentage of revenues, as defined in each contract, subject to annual minimum amounts. As of December 31, 2024, one of our three skins was live.

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

On August 28, 2024, we entered into an agreement with a privately-owned company to sell Stockman’s for total gross proceeds of $9.2 million, plus certain expected working capital adjustments at closing. We closed on the sale of Stockman’s real property in September 2024. We continue to operate the business under a leaseback agreement with the new owners for use of their facilities until the second closing of the Stockman’s sale, which is expected to occur in the first half of 2025. See Note 3 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for details.

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

Our lease currently expires on December 31, 2034, though it can be cancelled prior to its expiration on terms specified in the lease. The lease was entered into in 2011 and has been extended several times, although there is no certainty that this will continue to be the case. The lease is secured by our interests under such lease, consisting of certain collateral (as defined and described in a security agreement), and is subordinate to both our 8.25% Senior Secured Notes due 2028 and Revolving Credit Facility. We own the personal property, including slot machines. The landlord currently has both an option to terminate the lease early with six months’ notice in the event of a significant renovation, and to purchase our leasehold interest and operating assets of the Grand Lodge Casino at a defined price based partially on earnings.

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

We are currently designing the permanent American Place casino, which is projected to be completed in 2027 and will be located adjacent to the temporary facility. The permanent American Place is slated to include a world-class casino with a state-of-the-art sports book, a premium boutique hotel comprised of 20 luxurious villas, assorted eateries and bars, and other amenities designed to attract gaming and non-gaming patrons from throughout Chicagoland and beyond.

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

Bronco Billy’s Casino / Chamonix Casino Hotel

Bronco Billy’s and Chamonix are located in Cripple Creek, Colorado, which is a historical gold mining town located less than one hour from Colorado Springs, on the west side of Pikes Peak. Cripple Creek is one of only three locations in Colorado where commercial gaming is permitted. The other two locations are in cities that adjoin each other and are approximately one hour west of Denver and two hours from Colorado Springs. Downtown Denver and Colorado Springs are approximately 70 miles apart and certain suburbs of each metropolitan area largely merge into the other. Two Native American gaming operations also exist in southwestern Colorado and there are tribal casinos in Oklahoma, but these are much further from Colorado Springs and Denver than Cripple Creek. There are no federally-recognized Native American tribes in the Colorado Front Range, which includes Denver and Colorado Springs. As of December 31, 2024, Bronco Billy’s and Chamonix were two of 10 gaming facilities operating in Cripple Creek. Chamonix is significantly larger and higher in quality than any of the existing casinos in Cripple Creek.

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

Stockman’s Casino

Stockman’s Casino is the largest of several casinos in Churchill County, Nevada, which has a population of approximately 26,000 residents. Churchill County is also the home of the Fallon Naval Air Station, the United States Navy’s premier air training facility, informally referred to as the “Top Gun” school. While the Navy appears to be expanding its base in Fallon, a reduction of its activities at the base would likely have an adverse effect on Stockman’s results of operations. Fallon is approximately 30 minutes east of the large Tesla battery factory and other developments in the Tahoe-Reno Industrial Center. Stockman’s also competes with casinos in other rural communities in the area, as well as with casinos in Reno, some of which are significantly larger and offer more amenities.

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

Employees

As of December 31, 2024, we had 15 full-time corporate employees. We had four executive officers and three additional senior management employees. Our casino properties had 1,670 full-time and 325 part-time employees, as follows:

	December 31, 2024
Employee Count by Property / Location	Full-time	Part-time
Silver Slipper Casino and Hotel	424	60
American Place	552	85
Rising Star Casino Resort	208	83
Bronco Billy’s / Chamonix Casino Hotel	365	70
Grand Lodge Casino	67	16
Stockman’s Casino	54	11
Corporate	15	—
Total Employees	1,685	325

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

Three of our seven permitted sports “skins” are currently active.  Our contracted sports betting parties, through the use of our permitted website “skins,” compete in a rapidly evolving and highly competitive market. The success of their sports betting operations is dependent on a number of factors that are beyond their control, and ours, including the ultimate tax rates and license fees charged by jurisdictions across the United States; their ability to gain market share in a newly developing market; the timeliness and the technological and popular viability of their products; their ability to compete with new entrants in the market; marketing offerings of their competitors; changes in consumer demographics and public tastes and preferences; and the availability and popularity of other forms of entertainment. While our current agreements with our contracted sports betting parties provide us with contractual minimums for revenue upon their launch of operations, we cannot assure you that any of our contracted sports parties will be able to compete effectively or that they will have the ability or willingness to sustain sports betting operations for an extended period of unprofitability. Should any of our contracted sports betting parties cease operations, as has happened in the past, whether due to unprofitability or for other reasons, there can be no assurance that we will be able to replace them on similar terms as our existing agreements or at all, or that we will be able to successfully operate the skins ourselves.

Our Mississippi casino hotel and Illinois casino operations currently generate a significant percentage of our revenues and Adjusted EBITDA. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of those properties.

For the year ended December 31, 2024, we generated 37.5% of our revenues and 60.5% of our Adjusted EBITDA from our casino in Illinois. Similarly, we generated 25.1% of our revenues and 25.0% of our Adjusted EBITDA from our casino resort in Mississippi. Therefore, even after Chamonix has fully ramped up its operations, our results will still be dependent on the regional economies and competitive landscapes at our Illinois and Mississippi properties. Likewise, our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these properties.

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

Some of our operations are located on leased property. If the lessor of the Grand Lodge Casino exercises its buyout or early termination rights or fails to extend the lease, or if we default on this or certain of our other leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.

We lease certain parcels of land at our Silver Slipper Casino and Hotel in Mississippi, certain land and buildings at Bronco Billy’s Hotel and Casino in Colorado (much of which is to be utilized for Chamonix), one of the two hotels at our Rising Star Casino Resort in Indiana, and certain parcels at American Place in Illinois. We also lease casino space at our Grand Lodge Casino in Nevada. Unless we have a purchase option under such leases and exercise such option, we will have no interest in the improvements thereon at the expiration of the leases. We have purchase options on substantially all of our leased property, except for our corporate offices, the Grand Lodge Casino, and certain storage facilities. It is either currently more advantageous for us to continue to lease rather than exercise such buyout options, or we have certain restrictions which only allow us to exercise the purchase option during certain future time periods. Under certain circumstances and at the expirations of the underlying leases, we might be forced to exercise our buyout options in order to continue to operate those properties. There is no certainty that the funds could be raised at that time at a reasonable cost, or at all, to exercise some or all of the buyout options. The operating lease at the Grand Lodge Casino, which is set to expire on December 31, 2034, includes certain lessor buyout rights based upon a multiple of EBITDA that, if exercised, could result in the lessor purchasing our leasehold interest and the operating assets on terms that may be less than fair market value or financially unfavorable to us. The lease at Grand Lodge Casino also permits the lessor to terminate the lease early to renovate the premises. If the lessor were to termination the lease early, our results of operations and financial condition could be materially affected.

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

Rising operating costs at our gaming properties could have a negative impact on our business.

The operating expenses associated with our gaming properties could increase due to, among other reasons, the following factors:

●	continued or increased inflationary pressures;
●	supply chain issues that are beyond our control;
●	changes in federal, state or local tax or regulations, including gaming regulations, gaming taxes, and tariffs on imported goods, could impose additional restrictions or increase our costs;
●	aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base or attract new customers;
●	as our properties age, we may need to increase our expenditures for repairs, maintenance, and to replace equipment necessary to operate our business in amounts greater than what we have spent historically;
●	our reliance on slot play revenues and any additional costs imposed on us from slot machine vendors;
●	availability and cost of the many products and services we provide our customers, including food, beverages, retail items, entertainment, hotel rooms, spa services and golf;
●	availability and costs associated with insurance;
●	increases in costs of labor;
●	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure;
●	our properties use significant amounts of water, and a water shortage may adversely affect our operations; and
●	at Grand Lodge, we rely on Hyatt Lake Tahoe to provide certain items at reasonable costs, including food, beverages, parking and rooms. Any change in its pricing or the availability of such items may affect our ability to compete.

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

We recently completed the phased opening at Chamonix in Cripple Creek, Colorado, adjoining and connected to our existing Bronco Billy’s casino. We have begun the design work for the construction of the permanent American Place facility in Waukegan, Illinois, located adjacent to its current temporary facility.

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

The construction costs for our growth projects may exceed budgeted amounts plus contingencies. This may result in insufficient funds to complete these projects or the need to raise additional capital.

Delays in the completion of the plans and specifications for our growth projects, including the permanent American Place facility, could delay completion of the projects. In addition, completion of the plans and specifications while construction is in progress could cause inefficiencies, and certain items may need to be modified or replaced after they have been purchased, constructed or installed in order to conform to building code requirements or subsequently-developed plans and specifications. We can give no assurance that changes in the scope of these projects will not increase the cost of the projects or extend their completion dates. We establish budgets for the projects based, in part, on our estimate of the cost of various construction goods and services for parts of the projects that, in some cases, are not yet fully designed. If the actual cost with respect to these allowance items exceeds the estimated amount, we will be responsible for the payment of those excess amounts out of the cash flow from our other operations and from cash balances and other financial resources. Our cash flow, cash reserves and other financial resources may not be adequate at any given time to address balancing of the construction budgets if there are increased costs. If our contingency, cash flow from operations and anticipated excess liquidity are insufficient to cover any shortfall, we may not have sufficient funds to complete the projects without seeking additional capital or at all.

There is no assurance that any growth projects will not be subject to additional regulatory restrictions, delays, or challenges.

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

There is no assurance that our growth projects will be successful.

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

We may face certain challenges as we integrate the operational and administrative systems of recently developed or acquired facilities into our business. As a result, the realization of anticipated benefits may be delayed or substantially reduced. Events outside of our control, including changes in state and federal regulations and laws, as well as economic trends, could also adversely affect our ability to realize the anticipated benefits from the acquisition or development.

We expect to continue pursuing expansion opportunities. We regularly evaluate opportunities for acquisition and development of new properties. We could face significant challenges in managing and integrating our expanded or combined operations and any other properties we may develop or acquire, particularly in new competitive markets. The integration of properties we may develop or acquire will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating properties that we may acquire could also interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the development of new properties may involve construction, local opposition, regulatory, legal and competitive risks, as well as the risks attendant to partnership deals on these development opportunities. In projects where we team up with a joint venture partner, if we cannot reach agreement with such partners, or our relationships otherwise deteriorate, we could face significant increased costs and delays. Local opposition can delay or increase the anticipated cost of a project. Finally, given the competitive nature of these types of limited license opportunities, litigation is possible.

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

The construction of the permanent American Place facility may inconvenience customers and disrupt business activity at our adjacent temporary casino facility.

Although we will attempt to minimize operational disruptions, construction of the permanent American Place facility may disrupt business at the adjacent temporary casino facility.  The temporary American Place facility was designed so that construction of its permanent facility on adjoining land should not materially disrupt business activity, but there is no certainty that this will be the case. Disruptions in operations at our temporary facility could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2024, the total principal amount of our indebtedness, excluding unamortized debt issuance costs, was $450.0 million, consisting entirely of the Notes. Our Credit Facility remains outstanding for $27.0 million as of this report date. The Notes and the Credit Facility are summarized in Note 7 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.” We also have a finance lease at our Rising Star Casino Resort with an outstanding balance of $1.7 million.

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

Although we believe that our cash, cash equivalents, working capital, future cash from operations, and the capital obtained from the Notes and available borrowing under the Credit Facility will provide adequate resources to fund ongoing operating requirements, we may need to refinance or seek additional financing to compete effectively or grow our business, including to complete the permanent American Place facility. These financing strategies may not be completed on satisfactory terms, if at all. In addition, certain financing transactions require approval of gaming regulatory authorities. Some requirements may prevent or delay us from obtaining necessary capital. We cannot assure you that we will be able to obtain any additional financing, refinance our existing debt, or fund our growth efforts. If we are unable to obtain financing on commercially reasonable terms, it could:

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

Risk Assessment. We have incorporated policies and procedures aimed at securing and protecting company records and operations.  At a minimum, our cybersecurity programs are benchmarked against and aligned to the Center for Internet Security (CIS) Version 8 framework ⸺ a universally accepted and recognized controls standard published in 2021 ⸺ to guide periodic risk assessments and ongoing control monitoring activities.  External experts are also utilized for cybersecurity evaluations, as needed, to ensure broad and in-depth evaluations of the transforming cybersecurity environment.

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

External Assessments. We engage independent third parties to conduct external vulnerability and penetration testing.

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

Item 2. Properties.

Substantially all of our assets collateralize our indebtedness, as discussed in Note 7 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.” Several of our facilities are subject to leases of the underlying real estate assets, which may, among other things, include the land underlying the facility and, in some cases, buildings used in business operations, as discussed in Note 8 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.” See Part I, Item 1. “Business — Operating Properties” for additional discussions.

		December 31, 2024
		Owned	Leased
		Land	Land		Slot	Table	Hotel
Segments and Properties	Locations	(acres)	(acres)		Machines	Games	Rooms
Midwest & South
American Place(a)	Waukegan, IL	9.95	31.70	(b)	933	43	─
Silver Slipper Casino and Hotel	Hancock County, MS	0.03	44.18	(b)	769	20	129
Rising Star Casino Resort	Rising Sun, IN	312.69	3.01	(b)	623	16	294
West
Bronco Billy’s Casino / Chamonix Casino Hotel(c)	Cripple Creek, CO	6.20	2.89	(b)	630	10	307
Grand Lodge Casino	Incline Village, NV	─	0.48		264	9	(d)
Stockman’s Casino(e)	Fallon, NV	─	4.73		189	3	─

__________

(a)	The temporary American Place facility opened on February 17, 2023 and does not have hotel operations. The permanent American Place facility (under development) is currently expected to have a significantly larger casino and a premium boutique hotel comprised of 20 luxury villas.
(b)	We have the right to buy out such leases at a fixed price.
(c)	Bronco Billy’s and Chamonix are two integrated and adjoining casinos, operated by our management team as a single entity. Chamonix opened in phases between December 2023 and October 2024.
(d)	Located within the Hyatt Lake Tahoe, which offers 422 rooms.
(e)	We closed on the sale of Stockman’s real property in September 2024 to a privately-held company. We continue to operate the business under a leaseback agreement with the new owners for use of their facilities until the second closing of the Stockman’s sale, which is expected to occur in the first half of 2025.

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

On March 6, 2025, we had 59 “registered holders” of record of our common stock. We believe that a substantial number of stockholders hold their common stock in “street name” or are otherwise beneficial holders whose shares of record are held by banks, brokers, and other financial institutions. Such holders are not included in the number of “registered holders” above.

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

The following table identifies our segments, along with properties and their locations as of December 31, 2024:

Segments and Properties	Locations
Midwest & South
American Place*	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel (“Silver Slipper”)	Hancock County, MS (near New Orleans)
Rising Star Casino Resort (“Rising Star”)	Rising Sun, IN (near Cincinnati)
West
Bronco Billy’s Casino (“Bronco Billy’s”) and Chamonix Casino Hotel (“Chamonix”)*	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (“Grand Lodge”), leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino (“Stockman’s”), held for sale starting August 2024	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
One active sports wagering website (“skin”), plus two others that are currently idle	Colorado
One active sports wagering website (“skin”), plus two others that are currently idle	Indiana
One active sports wagering website (“skin”), commenced in August 2023	Illinois

__________

*	The temporary American Place facility opened on February 17, 2023. Chamonix opened in phases between December 2023 and October 2024.

We currently operate seven casinos: six on real estate that we own or lease, and one located within a hotel owned by a third party. Additionally, we benefit from seven permitted sports wagering skins – three in Colorado, three in Indiana, and one in Illinois. Three of these sports skins are currently in use.

In February 2023, we opened our temporary American Place facility, which we are permitted to operate until August 2027. We have begun the design work for the permanent gaming resort facility that we plan to build on adjoining land.

In August 2024, we entered into an agreement to sell Stockman’s to a privately owned company. We closed on the sale of Stockman’s real property in September 2024. We continue to operate the business under a leaseback agreement with the new owners for use of their facilities until the second closing of the Stockman’s sale, which is expected to occur in the first half of 2025.

In October 2024, we completed the phased opening of Chamonix, our newest property, located adjacent to our existing Bronco Billy’s Casino.

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

Recent Developments

Stockman’s Sale. On August 28, 2024, we entered into an agreement to sell Stockman’s for total gross proceeds of $9.2 million, plus certain expected working capital adjustments at closing. The sale was designed to be completed in two phases: the sale of Stockman’s real property for $7.0 million, which closed on September 27, 2024; and the sale of certain remaining operating assets and related liabilities for $2.2 million (excluding any adjustments for working capital), upon the receipt of customary gaming approvals.

To accommodate the buyer while it seeks its gaming approvals, we are temporarily continuing to operate Stockman’s under the West segment while leasing back the real property. Upon the second closing that is expected to occur in the first half of 2025, we will transfer all operations of Stockman’s to the buyer and the leaseback will terminate. During 2024, we recognized a $1.9 million gain from the sale of Stockman’s real property to operating income, net of $0.8 million in transaction costs.

Chamonix Casino Hotel. Designed to integrate with our adjacent Bronco Billy’s Casino, Chamonix is the only luxury casino hotel located near the Colorado Springs metropolitan area. On December 27, 2023, we began its phased opening, starting with the casino, meeting space, and approximately one-third of its 300 guestrooms. Chamonix’s remaining guestrooms came online gradually during the first quarter of 2024. Our high-end steakhouse, 980 Prime, began welcoming its first guests in April 2024, while our rooftop pool and portions of our spa opened in May 2024. We completed Chamonix’s opening in October 2024, with its jewelry store and the rest of its spa.

American Place. In February 2023, we opened our temporary American Place facility in Waukegan, Illinois, which we are permitted to operate until August 2027. American Place currently includes approximately 940 slot machines, 48 table games, a fine-dining restaurant, two additional restaurants, a center bar and a sportsbook. We have begun design work for the permanent American Place facility, which is expected to include a larger casino, state-of-the-art sportsbook, premium boutique hotel comprised of 20 luxurious villas, and various food and beverage outlets.

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

Contracted Sports Wagering Amendments and Settlements. In July 2024, we amended two contracted sports wagering agreements, resulting in the collection of a total of $2.1 million. Specifically, these amendments settled overdue payments owed to our subsidiaries in Colorado and Indiana, reduced certain future annual amounts due to us under the agreements, and required such annual fees to be paid in advance of each annual term. In January 2025, we received notice that this sports betting operator was discontinuing its operations in Colorado and Indiana, to be effective prior to the June 2025 and December 2025 anniversaries in its agreements with us.

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

Adjusted EBITDA, Adjusted Segment EBITDA, Adjusted Segment EBITDA Margin and Adjusted Property EBITDA:

Management uses Adjusted EBITDA as a measure of our performance. For a description of Adjusted EBITDA, see “Non-GAAP Financial Measure.” We utilize Adjusted Segment EBITDA as the measure of segment profitability in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 12 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.” Additionally, we use Adjusted Segment EBITDA Margin, which is calculated by dividing Adjusted Segment EBITDA by the segment’s total revenues.

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

Results of Operations ─ 2024 Compared to 2023

Consolidated operating results

The following tables summarize our consolidated operating results for the years ended December 31, 2024 and 2023:

	Year Ended
(In thousands)	December 31,		Increase /
	2024	2023	(Decrease)
Revenues	$292,065	$241,060	21.2%
Operating expenses	289,315	242,222	19.4%
Operating income (loss)	2,750	(1,162)	N.M.
Interest and other non-operating expenses, net	43,201	22,593	91.2%
Income tax expense	221	1,149	(80.8)%
Net loss	$(40,672)	$(24,904)	63.3%

__________
N.M. Not meaningful.

	Year Ended
(In thousands)	December 31,		Increase /
	2024	2023	(Decrease)
Casino revenues
Slots	$180,827	$148,363	21.9%
Table games	35,632	28,122	26.7%
Other	421	448	(6.0)%
	216,880	176,933	22.6%

Non-casino revenues, net
Food and beverage	41,871	33,980	23.2%
Hotel	15,709	9,428	66.6%
Other	17,605	20,719	(15.0)%
	75,185	64,127	17.2%
Total revenues	$292,065	$241,060	21.2%

	Year Ended
	December 31,		Increase /
(In thousands)	2024	2023	(Decrease)

Slot coin-in	$3,076,528	$2,605,335	18.1%
Slot win(1)	$233,622	$191,556	22.0%
Slot hold percentage(2)	7.6%	7.4%	0.2	pts
Table game drop	$202,987	$152,854	32.8%
Table game win(1)	$36,349	$28,372	28.1%
Table game hold percentage(2)	17.9%	18.6%	(0.7)	pts

__________

(1)	Does not reflect reductions in casino revenues from “discretionary comps.” For details on our customer loyalty programs, see Note 2 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.”
(2)	The three-year averages for slot hold percentage and table game hold percentage were 7.4% and 18.2%, respectively. Longer-term hold percentages can vary due to a number of factors, including the addition of new properties like Chamonix and American Place, or changes in our game mix.

The following discussion is based on our consolidated financial statements for the years ended December 31, 2024 and 2023.

Revenues. Consolidated total revenues increased by 21.2% (or $51.0 million) in 2024. Such increase was primarily due to a full year of operations at American Place, which opened on February 17, 2023. Revenues during 2024 also benefited from the opening of Chamonix, which opened in phases between December 2023 and October 2024.

For more information, see “Supplemental Information – Same-store Operating Results.”

Operating expenses. Consolidated operating expenses increased by 19.4% (or $47.1 million) in 2024, primarily due to the commencement of operations at American Place in February 2023 and Chamonix in December 2023. Both openings resulted in increased casino, food and beverage, hotel, selling, general and administrative and depreciation expenses. Selling, general and administrative expenses at American Place rose $5.1 million from 2023 to 2024. For Chamonix, selling, general and administrative expenses increased $11.1 million from 2023 to 2024, and depreciation and amortization expense rose by $14.9 million.

See further information within our reportable segments described below.

Interest and other non-operating expense, net.

Interest Expense

Interest expense, net, consists of the following:

	Year Ended
(In thousands)	December 31,
	2024	2023
Interest expense (excluding bond fee amortization and discounts/premiums)	$42,091	$39,860
Amortization of debt issuance costs and discounts/premiums	2,987	2,793
Capitalized interest	(1,114)	(15,938)
Interest income and other	(763)	(3,738)
	$43,201	$22,977

The increase in net interest expense for 2024 was primarily due to reductions in capitalized interest, as construction of the temporary American Place facility and Chamonix was largely complete during the year. Additionally, as we invested cash into the construction of both projects, our cash balances were lower during the 2024 period, resulting in reduced interest income. Further, we issued $40.0 million of Additional Notes in February 2023, so the 2023 period does not reflect a full year of the related interest expense. See Note 7 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion.

Other non-operating expense, net

In 2024, we did not have any other non-operating expense. In 2023, we had $0.4 million of other non-operating income, consisting of insurance settlement proceeds from hurricane damage at Silver Slipper in 2020.

Income taxes. Our effective income tax rates for the years ended December 31, 2024 and 2023 were (0.5%) and (4.8%), respectively. Our tax rates differ from the statutory rate of 21.0% primarily due to the effects of changes in our valuation allowance, state taxes, and items that are permanently treated differently for GAAP and tax purposes. During 2024, we continued to provide a valuation allowance against our deferred tax assets (“DTAs”), net of any available deferred tax liabilities, as applicable, based on our analysis of the timing of reversal of such deferred taxes. For 2024, the valuation allowance was $35.6 million, compared to $24.0 million for 2023. In future years, if it is determined that we meet the “more likely than not” threshold of utilizing our DTAs, then we may reverse some or all of our valuation allowance against our DTAs.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2024 results. Similarly, we do not expect to pay income taxes related to any states the Company operates in. Any future federal taxable income is expected to result in the utilization of our net operating loss carryforwards, which can be used to offset 80% of taxable income. Due to the level of uncertainty regarding sufficient prospective income as measured under GAAP, we maintain a valuation allowance against our DTAs, as mentioned above. See Note 9 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion.

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

(In thousands)	Year Ended
	December 31,		Increase /
	2024	2023	(Decrease)
Revenues
Midwest & South	$219,626	$192,358	14.2%
West	63,648	35,888	77.4%
Contracted Sports Wagering	8,791	12,814	(31.4)%
	$292,065	$241,060	21.2%
Adjusted Segment EBITDA and Adjusted EBITDA
Midwest & South	$45,737	$39,028	17.2%
West	(1,302)	2,408	N.M.
Contracted Sports Wagering	9,503	11,663	(18.5)%
Adjusted Segment EBITDA	53,938	53,099	1.6%
Corporate	(5,290)	(4,542)	16.5%
Adjusted EBITDA	$48,648	$48,557	0.2%

Adjusted Segment EBITDA Margin
Midwest & South	20.8%	20.3%	0.5	pts
West	(2.0)%	6.7%	(8.7)	pts
Contracted Sports Wagering	108.1%	91.0%	17.1	pts

__________
N.M. Not meaningful.

Supplemental Information — Same-store Operating Results

The following table presents the financial results of our Midwest & South operations on a same-store basis for the years ended December 31, 2024 and 2023 for revenues and Adjusted Segment EBITDA; see “Adjusted EBITDA, Adjusted Segment EBITDA, Adjusted Segment EBITDA Margin and Adjusted Property EBITDA” for additional information.

Same-store operations exclude results of new and acquired properties that have not been in operations for longer than a year, starting from the date of commencement or acquisition through the end of the reporting period. Accordingly, for Midwest & South, we have excluded the results of American Place for periods subsequent to its commencement of operations.

(In thousands)	Year Ended
	December 31,		Increase /
	2024	2023	(Decrease)
Midwest & South same-store total revenues(1)	$109,964	$115,371	(4.7)%
American Place	109,662	76,987	42.4%
Midwest & South total revenues	$219,626	$192,358	14.2%

Midwest & South same-store Adjusted Segment EBITDA(1)	$16,327	$20,619	(20.8)%
American Place	29,410	18,409	59.8%
Midwest & South Adjusted Segment EBITDA	$45,737	$39,028	17.2%

Midwest & South same-store Adjusted Segment EBITDA margin(1)	14.8%	17.9%	(3.1)	pts
American Place	26.8%	23.9%	2.9	pts
Midwest & South Adjusted Segment EBITDA margin	20.8%	20.3%	0.5	pts

__________

(1)	Same-store operations exclude results from American Place, which opened on February 17, 2023.

The following table presents the financial results of our Contracted Sports Wagering operations on a same-store basis for the years ended December 31, 2024 and 2023 for revenues and Adjusted Segment EBITDA; see “Adjusted EBITDA, Adjusted Segment EBITDA, Adjusted Segment EBITDA Margin and Adjusted Property EBITDA” for additional information.

Same-store operations exclude results of new sports wagering contracts that have not been in operations for longer than a year, starting from the date of commencement or acquisition through the end of the reporting period. Accordingly, for Contracted Sports Wagering, we have excluded the results in Illinois for periods subsequent to its contractual commencement of revenue payments. For comparability, we also excluded accelerated revenues and recoveries in connection with contract terminations from same-store operations.

(In thousands)	Year Ended
	December 31,		Increase /
	2024	2023	(Decrease)
Contracted Sports Wagering same-store total revenues(1)	$2,004	$4,773	(58.0)%
Accelerated revenues due to contract terminations(2)	893	5,794	(84.6)%
Illinois	5,894	2,247	162.3%
Contracted Sports Wagering total revenues	$8,791	$12,814	(31.4)%

Contracted Sports Wagering same-store Adjusted Segment EBITDA(1)	$1,522	$3,717	(59.1)%
Accelerated revenues due to contract terminations(2)	893	5,794	(84.6)%
Recoveries from contract settlements and modifications(3)	1,408	—	N.M.
Illinois	5,680	2,152	163.9%
Contracted Sports Wagering Adjusted Segment EBITDA	$9,503	$11,663	(18.5)%

Contracted Sports Wagering same-store Adjusted Segment EBITDA margin(1)	75.9%	77.9%	(2.0)	pts
Illinois	96.4%	95.8%	0.6	pts
Contracted Sports Wagering Adjusted Segment EBITDA margin	108.1%	91.0%	17.1	pts

__________
N.M. Not meaningful.

(1)	Same-store operations exclude results from Illinois, which contractually commenced on August 15, 2023. For enhanced comparability, same-store operations also exclude accelerated revenues and recoveries in connection with contract terminations.
(2)	Reflects one sport skin that ceased operations in the second quarter of 2024, and two sports skins that ceased operations in the third quarter of 2023.
(3)	Reflects recoveries from contract settlements and modifications in the second half of 2024.

Midwest & South

Our Midwest & South segment includes Silver Slipper, Rising Star and American Place. Compared to 2023, total revenues in 2024 increased by 14.2% (or $27.3 million), primarily due to the continued ramp-up of operations at American Place. Excluding results from American Place, same-store revenues declined by 4.7% (or $5.4 million), primarily due to lower casino revenue during the year.

Reflecting the February 2023 opening of American Place, casino revenue during 2024 increased by 16.3% (or $23.7 million), led by a 14.5% increase in slot revenue (or $17.6 million). Table games revenue in 2024 also increased by 25.9% (or $6.1 million). Excluding results from American Place, same-store casino revenue declined by 7.2% (or $5.3 million), primarily due to lower slot volumes at Silver Slipper and Rising Star. Rising Star continues to compete with a racetrack casino that opened in September 2022 in Northern Kentucky.

Non-casino revenue increased by 7.6% (or $3.6 million), largely due to increases in food and beverage revenue. Food and beverage revenue rose 11.9% (or $3.6 million), including $3.3 million generated by American Place, reflecting increased operating hours at its dining outlets and the February 2024 opening of its high-end steak and seafood restaurant. Non-casino revenue also benefited from $1.7 million in ATM and related surcharge income at American Place during 2024, compared to $1.4 million in 2023. As American Place does not currently have a hotel, hotel revenues for the segment declined in 2024 by 6.0% (or $0.5 million) due to lower guest volumes at Silver Slipper and Rising Star.

Adjusted Segment EBITDA increased by 17.2% (or $6.7 million) from the prior year, reflecting improved efficiencies at American Place versus its first year of operations. American Place generated $29.4 million of Adjusted Property EBITDA, offsetting a same-store Adjusted Segment EBITDA decline of $4.3 million (20.8%) during 2024. Same-store operations were primarily affected by overall declines in casino revenues noted above.

West

Our West segment includes Bronco Billy’s, Chamonix, Grand Lodge, and Stockman’s, which is currently held for sale (see Note 3 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data”). The market in Cripple Creek, Colorado, is typically seasonal, favoring the summer months. Our Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of annual revenues. Additionally, snowfall levels during the winter months can often affect operations, as Grand Lodge is located near several major ski resorts. While Grand Lodge typically benefits from a “good” snow year, resulting in extended periods of operation at the nearby ski areas, excessive snow levels can also result in challenging driving conditions or the closure of roads leading to the property.

Total segment revenues increased by 77.4% (or $27.8 million), primarily due to the phased opening of Chamonix, which was designed to integrate with existing operations at Bronco Billy’s. In November 2024, Chamonix held a grand opening party to celebrate its completion, as it was opened in phases between December 2023 and October 2024.

Casino revenue increased by 51.5% (or $16.2 million), reflecting contributions from Chamonix and the dissipation of construction-related disruption at our adjacent Bronco Billy’s. Slot revenue accounted for most of the increases in 2024; it increased by 54.6% (or $14.8 million), offsetting modest decreases in slot and table games volumes at Grand Lodge. Table games revenue improved by 31.3% (or $1.4 million), attributable entirely to our Colorado operations from higher table games drop.

Non-casino revenue increased by 265.3% (or $11.5 million) for 2024. Food and beverage revenues rose by $4.2 million, and hotel revenues increased by $6.8 million during the year. These improvements came from Chamonix, which gradually opened its approximately 300-room hotel throughout the first quarter of 2024. Guest volume increases from Chamonix’s new hotel also benefited food and beverage venues throughout Chamonix and Bronco Billy’s.

Adjusted Segment EBITDA declined by $3.7 million in 2024, compared to the prior year. Results in 2024 reflect the phased opening of Chamonix, which is currently operating less efficiently than we expect in future quarters. Elevated expenses include the training of new employees and additional marketing costs expected to benefit future operations, as well as the cost of operating many amenities at the new resort while continuing to complete construction.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado, Indiana and Illinois.

For 2024, this segment’s revenues declined by 31.4%, from $12.8 million in 2023 to $8.8 million in 2024, and Adjusted Segment EBITDA declined by 18.5%, from $11.7 million to $9.5 million. These results reflect two contract terminations in 2023, which resulted in the acceleration of deferred revenues totaling $5.8 million. During 2024, a sports wagering agreement in Colorado was terminated early in April 2024, resulting in $0.9 million of accelerated revenues and $1.2 million in expense recoveries. Also in 2024, settlement payments from two other contracts resulted in the reversal of certain prior-period credit loss provisions in Colorado and Indiana for an additional $0.2 million in recoveries in the third quarter. Total recoveries of $1.4 million in 2024 resulted in an Adjusted Segment EBITDA margin of 108.1%, compared to 91.0% in 2023.

The segment’s results also reflect the launch of our permitted Illinois sports skin in August 2023. Under the Illinois sports wagering agreement, we receive a percentage of online revenues (as defined), subject to an annualized minimum of $5 million, with minimal expected expenses. The market access fee of $5 million, paid to us upon the signing of the contract, is amortized over the contract term and contributes an additional $0.6 million of revenue annually. We also receive a percentage of on-site sports revenue, as defined. For 2024, this Illinois sports wagering agreement alone contributed a total of $5.9 million to revenues and $5.7 million to Adjusted Segment EBITDA. For 2023, the agreement contributed $2.2 million to revenues and also to Adjusted Segment EBITDA.

We had two idle sports skins in each of Indiana and Colorado as of December 31, 2024. In January 2025, we received notice that a contracted sports betting operator was discontinuing its operations in Colorado and Indiana, to be effective prior to the June 2025 and December 2025 anniversaries in its agreements with us. There is no certainty that we will be able to enter into agreements with other third-party operators on similar terms or at all.

Corporate

Corporate expenses were $5.3 million and $4.5 million in 2024 and 2023, respectively, reflecting growth in the Company’s operations.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

(In thousands)	Year Ended
	December 31,
	2024	2023
Net loss	$(40,672)	$(24,904)
Income tax expense	221	1,149
Interest expense, net	43,201	22,977
Other	—	(384)
Operating income (loss)	2,750	(1,162)
Project development costs	368	53
Preopening costs	2,464	15,685
Depreciation and amortization	42,101	31,092
Loss on disposal of assets	18	7
Gain on sale of Stockman’s	(1,926)	—
Stock-based compensation	2,873	2,882
Adjusted EBITDA	$48,648	$48,557

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA:

Year Ended December 31, 2024
(In thousands)
								Adjusted
								Segment
	Operating	Depreciation	Loss on	Gain on	Project		Stock-	EBITDA and
	Income	and	Disposal	Sale of	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Stockman’s	Costs	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$20,631	$24,969	$18	$—	$—	$119	$—	$45,737
West	(18,718)	16,997	—	(1,926)	—	2,345	—	(1,302)
Contracted Sports Wagering	9,503	—	—	—	—	—	—	9,503
	11,416	41,966	18	(1,926)	—	2,464	—	53,938
Other operations
Corporate	(8,666)	135	—	—	368	—	2,873	(5,290)
	$2,750	$42,101	$18	$(1,926)	$368	$2,464	$2,873	$48,648

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

Operating expenses deducted to arrive at operating income (loss) in the above tables include facility rents related to: (i) Midwest & South of $5.4 million in 2024 and $5.0 million in 2023, and (ii) West of $2.8 million in 2024 and $1.9 million in 2023. During 2023, $0.8 million of qualifying rent in our West segment was reclassified to preopening costs for our Chamonix construction project, while there was no such amount in 2024. Finance lease payments of $0.7 million in both 2024 and 2023 related to Rising Star’s smaller hotel within the Indiana segment are not deducted, as such payments are accounted for as interest expense and amortization of debt related to the finance obligation.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2024, we had $40.2 million of cash and equivalents. Over the last several years, we invested in two large construction projects that are now open to the public: the temporary facility at American Place, which opened in February 2023, and Chamonix, which opened in phases between December 2023 and October 2024. Such construction activity is now substantially complete and their operations are in their ramp-up periods. We estimate that between $10 million and $15 million of cash is used in our day-to-day operations, including on-site cash in our slot machines, change and redemption kiosks, and cages. We believe that current cash balances, together with the available borrowing capacity under our revolving credit facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during 2024 was $13.8 million, compared to $22.3 million in 2023. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. During 2024, we benefited from a full year of operations at American Place, which opened in February 2023. Net interest expense also rose in 2024 when compared to the prior year, the result of declines in both interest income and capitalized interest, as we began the phased opening of Chamonix in December 2023.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during 2024 was $45.7 million. These investments primarily related to the construction of Chamonix, partially offset by proceeds from the sale of Stockman’s. In 2023, such amount was $198.8 million, which included a gaming license payment of $50.3 million required to open American Place, as well as capital expenditures to construct Chamonix and American Place.

Cash flows – financing activities. On a consolidated basis, cash used in financing activities during 2024 was $1.5 million, while cash provided by financing activities during 2023 was $59.0 million. During 2023, net borrowings from the Credit Facility totaled $27.0 million, and we received $40.0 million of gross proceeds from the issuance of our Additional Notes to open American Place.

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

Long-Term Debt. At December 31, 2024, we had $450.0 million of principal indebtedness outstanding under the Notes, and $27.0 million outstanding under the Credit Facility. We also owe $1.7 million related to our finance lease of a hotel at Rising Star. With the exception of our Credit Facility, all of our debt is at fixed interest rates.

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

Chamonix ⸺ We opened Chamonix in phases between December 2023 and October 2024. To fund Chamonix’s construction, we issued our 2028 Notes and placed a portion of such proceeds into a restricted cash account dedicated to the completion of its construction (see Note 7 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data”). As we completed construction of Chamonix in the fourth quarter of 2024, such restricted cash balance was $0 as of December 31, 2024.

American Place ⸺ We were selected by the IGB to develop and operate American Place in Waukegan, Illinois. While the larger permanent facility is under development, we are operating the temporary American Place facility, which we are permitted to operate until August 2027. We expect to internally generate a portion of the needed funds to complete American Place, but we will likely need additional financing. While there is no certainty that we will be able to do so, we intend to arrange such additional funding along with the refinancing of our existing debt. Such debt is currently callable and otherwise scheduled to mature in February 2028.

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

Impairment of Long-lived Assets, Goodwill and Indefinite-Lived Intangibles

Our long-lived assets include property and equipment, goodwill, license rights, tradenames, and other indefinite-lived intangibles. They are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of such events or changes in circumstances that might indicate impairment testing is warranted might include, as applicable, an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdictions in which we operate, or a significant long-term decline in historical or forecasted earnings or cash flows or the fair value of our property or business, possibly as a result of competitive or other economic or political factors. In evaluating whether a loss in value is other than temporary, we consider: (i) the length of time and the extent to which the fair value or market value has been less than cost; (ii) the financial condition and near-term prospects of the casino property, including any specific events which may influence the operations; (iii) our intent related to the asset and ability to retain it for a period of time sufficient to allow for any anticipated recovery in fair value; (iv) the condition and trend of the economic cycle; (v) historical and forecasted financial performance; and (vi) trends in the general market.

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

We test our goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter or when a triggering event occurs. For our 2024 annual impairment tests, we performed selective quantitative analyses and certain qualitative analyses for our goodwill and indefinite-lived intangibles, and concluded it was “more likely than not” that the fair values of such intangibles exceeded their carrying values. Accordingly, the Company’s annual assessment for goodwill and indefinite lived intangible assets as of December 31, 2024 resulted in no impairment charges.

There are significant judgments and estimates included in the quantitative analysis of goodwill for impairment and actual results may differ materially from our estimates. Estimates of future cash flow levels, by their nature, are complex and subjective. In addition, the market multiples and discount rates used in impairment tests are highly judgmental and dependent in large part on expectations of future market conditions. These assumptions pose a high degree of sensitivity to the resulting fair values, and if certain future operating results do not meet current expectations, or there are changes to certain underlying assumptions and variables, many of which are derived from external factors that we cannot control or influence, there could be a material impact on the results of future tests. Any impairment charges incurred are not reversed if a subsequent evaluation concludes a higher valuation than the carrying value. For further discussion of goodwill and other intangible assets, see Note 2 and Note 5 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.”

Fixed Asset Capitalization and Depreciation Policies

We define fixed assets as certain property and equipment with economic useful lives that extend beyond a year. Such fixed assets are stated at cost. For a significant amount of our property and equipment, cost was determined at the acquisition date based on estimated fair values. We acquired Bronco Billy’s in May 2016, Silver Slipper in October 2012, Rising Star in April 2011, and Stockman’s in January 2007. Project development costs, which are amounts expended on the pursuit of new business opportunities, acquisition-related costs, as well as other business development activities in the ordinary course of business, are expensed as incurred. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are also expensed as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. For our constructed assets, we capitalize direct costs of the project, including fees paid to architects and contractors and property taxes. Salaries are capitalized only for employees working directly on the project. In addition, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest starts when construction activities begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period.

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

Income Taxes

We are subject to federal and state taxes in the United States. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net DTAs. Such valuation allowance was $35.6 million for 2024 and $24.0 million for 2023. We make estimates and judgments about our future taxable income that are based on assumptions consistent with our future plans. Tax laws, regulations, and administrative practices may be subject to change due to economic or political conditions, including fundamental changes to the applicable tax laws.

Our income tax returns are subject to examination by the IRS and other tax authorities. Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities. We assess our tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold. It is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Additionally, we recognize accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense. For further discussion of income taxes, see Note 9 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.”

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for a discussion of recently issued accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company during the year ended December 31, 2024, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Full House Resorts, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Full House Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024 of the Company and our report dated March 11, 2025, expressed an unqualified opinion on those financial statements.

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

March 11, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Full House Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill ─ Refer to Notes 2 and 5 of the financial statements

Critical Audit Matter Description

The Company tests goodwill for impairment annually or more frequently if indicators of impairment exist, by comparing the fair value of each reporting unit to its carrying value.

The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of the fair value using the discount cash flow model requires management to make significant estimates and assumptions related to (1) the expected cash flows and projected financial results, including forecasted revenues and expenses (collectively the “forecasts”), and (2) discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to the selection of valuation multiples. The fair value of the Bronco Billy’s Casino reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill for the Bronco Billy’s Casino reporting unit as a critical audit matter because of the significant assumptions and estimates management makes to estimate the fair value of the reporting unit and the sensitivity of those assumptions to the fair value determination. This required a higher degree of auditor judgment, increased level of audit effort, use of more experienced audit professionals, as well as the involvement of our fair value specialists, when performing audit procedures related to forecasts and selection of discount rates and valuation multiples.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s forecasts, discount rates and valuation multiples used by management to determine the fair value of the Company’s Bronco Billy’s Casino reporting unit included the following, among others:

●	We tested the effectiveness of controls over determining the fair value of the Company’s Bronco Billy’s Casino reporting unit, including controls over the forecasts, discount rates, and valuation multiples.
●	We evaluated the reasonableness of the assumptions and estimates included in management’s forecasts by:
o	Comparing the forecasts to (1) historical results, (2) information included in the Company’s communications to the Board of Directors, and (3) forecasted information included in industry and analyst reports for the Company and certain companies in its peer group.
o	Evaluating the impact of changes in the regulatory environment on management’s projections.
o	Conducting inquiries with management.
o	Assessing the reasonableness of strategic plans incorporated by management into the projections.
o	Evaluating whether the forecasts were consistent with evidence obtained in other areas of the audit.
●	With the assistance of our valuation specialists, we evaluated the discount rate and valuation multiples selected by management by:
o	Testing the inputs underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
o	Developing a range of independent estimates and comparing those to the discount rate selected by management.
o	Testing the source information underlying the determination of the valuation multiples.
o	Developing a range of independent estimates and comparing those to valuation multiples selected by management.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 11, 2025

We have served as the Company’s auditor since 2019.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2024	2023
Revenues
Casino	$216,880	$176,933
Food and beverage	41,871	33,980
Hotel	15,709	9,428
Other operations, including contracted sports wagering	17,605	20,719
	292,065	241,060
Operating costs and expenses
Casino	86,151	68,061
Food and beverage	43,582	33,240
Hotel	10,306	4,840
Other operations	2,130	3,498
Selling, general and administrative	104,121	85,746
Project development costs	368	53
Preopening costs	2,464	15,685
Depreciation and amortization	42,101	31,092
Loss on disposal of assets	18	7
Gain on sale of Stockman’s	(1,926)	—
	289,315	242,222
Operating income (loss)	2,750	(1,162)
Other (expense) income
Interest expense, net	(43,201)	(22,977)
Other	—	384
	(43,201)	(22,593)
Loss before income taxes	(40,451)	(23,755)
Income tax expense	221	1,149
Net loss	$(40,672)	$(24,904)

Basic loss per share	$(1.16)	$(0.72)
Diluted loss per share	$(1.16)	$(0.72)

Basic weighted average number of common shares outstanding	34,964,595	34,519,993
Diluted weighted average number of common shares outstanding	34,964,595	34,519,993

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and equivalents	$40,221	$36,155
Restricted cash	—	37,639
Accounts receivable, net	5,101	5,332
Inventories	2,088	1,839
Prepaid expenses and other	3,516	3,674
Assets held for sale	2,486	—
	53,412	84,639

Property and equipment, net	446,674	457,907
Operating lease right-of-use assets, net	55,957	44,704
Finance lease right-of-use assets, net	976	2,318
Goodwill	19,477	21,286
Other intangible assets, net	96,133	76,271
Deposits and other	705	1,332
	$673,334	$688,457
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,193	$12,794
Income taxes payable	—	489
Construction payable	6,919	20,667
Accrued payroll and related	6,435	4,097
Accrued interest	14,270	14,248
Other accrued liabilities	24,716	19,779
Current portion of operating lease obligations	4,226	4,784
Current portion of finance lease obligations	1,610	1,694
Liabilities related to assets held for sale	86	—
	67,455	78,552

Operating lease obligations, net of current portion	52,324	40,248
Finance lease obligations, net of current portion	1,095	2,705
Other long-term liabilities, net of current portion	37,328	16,075
Long-term debt, net	468,139	465,153
Deferred income taxes, net	1,946	1,684
Contract liabilities, net of current portion	4,550	6,192
	632,837	610,609
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 35,648,668 and 35,302,549 shares issued and 35,648,668 and 34,590,150 shares outstanding	4	4
Additional paid-in capital	115,781	113,329
Treasury stock; 712,399 common shares at December 31, 2023	—	(869)
Accumulated deficit	(75,288)	(34,616)
	40,497	77,848
	$673,334	$688,457

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balances, January 1, 2023	35,302	$4	$110,590	895	$(1,091)	$(9,712)	$99,791
Net loss	—	—	—	—	—	(24,904)	(24,904)
Issuance of stock on options exercised and restricted stocks vested	—	—	(143)	(183)	222	—	79
Stock-based compensation	—	—	2,882	—	—	—	2,882
Balances, December 31, 2023	35,302	4	113,329	712	(869)	(34,616)	77,848
Net loss	—	—	—	—	—	(40,672)	(40,672)
Issuance of stock on options exercised and restricted stocks vested	347	—	(421)	(712)	869	—	448
Stock-based compensation	—	—	2,873	—	—	—	2,873
Balances, December 31, 2024	35,649	$4	$115,781	—	$—	$(75,288)	$40,497

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(40,672)	$(24,904)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,101	31,092
Amortization of debt issuance costs, discounts and premiums	2,987	2,793
Non-cash change in ROU operating lease assets	2,770	3,586
Stock-based compensation	2,873	2,882
Loss on disposal of assets	18	7
Gain on sale of Stockman’s	(1,926)	—
Provision for credit losses	212	940
Other	—	122
Deferred income taxes	262	660
Increases and decreases in operating assets and liabilities:
Accounts receivable	19	(2,190)
Prepaid expenses, inventories and other	(91)	2,150
Income taxes payable	(489)	489
Operating lease liabilities	(2,505)	(3,390)
Contract liabilities	(1,963)	1,889
Accounts payable and other liabilities	10,249	6,219
Net cash provided by operating activities	13,845	22,345
Cash flows from investing activities:
Capital expenditures	(52,582)	(148,585)
Proceeds from sale of Stockman’s	7,000	—
Acquisition of intangible assets	(1)	(50,528)
Other	(87)	355
Net cash used in investing activities	(45,670)	(198,758)
Cash flows from financing activities:
Proceeds from Senior Secured Notes due 2028 borrowings	—	40,000
Payment of debt discount and issuance costs	—	(6,493)
Borrowings under revolving credit facility	13,000	42,950
Repayment of revolving credit facility borrowings	(13,000)	(15,950)
Repayment of finance lease obligations	(1,694)	(1,477)
Proceeds from exercise of stock options	448	79
Other	(252)	(78)
Net cash (used in) provided by financing activities	(1,498)	59,031

Net decrease in cash, cash equivalents and restricted cash, including cash classified within current assets held for sale	(33,323)	(117,382)
Less: cash classified within current assets held for sale	(250)	—
Net decrease in cash, cash equivalents and restricted cash	(33,573)	(117,382)
Cash, cash equivalents and restricted cash, beginning of period	73,794	191,176
Cash, cash equivalents and restricted cash, end of period	$40,221	$73,794

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

	Year Ended
	December 31,
	2024	2023
Supplemental Cash Flow Disclosure:
Cash paid for interest, net of amounts capitalized	$39,184	$22,463
Cash paid for income taxes	895	—

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Payables and accruals incurred for capital expenditures	$5,264	$22,507
Note payable incurred for asset acquisition	—	1,500
Accrued liability related to asset acquisition	19,961	14,905
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	—	30,178
Right-of-use asset and liability remeasurements:
Operating leases	14,023	2,341
Financing leases	—	(150)

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

The following table identifies our segments, along with properties and their locations as of December 31, 2024:

Segments and Properties	Locations
Midwest & South
American Place*	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel (“Silver Slipper”)	Hancock County, MS (near New Orleans)
Rising Star Casino Resort (“Rising Star”)	Rising Sun, IN (near Cincinnati)
West
Bronco Billy’s Casino (“Bronco Billy’s”) and Chamonix Casino Hotel (“Chamonix”)*	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (“Grand Lodge”), leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino (“Stockman’s”), held for sale starting August 2024	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
One active sports wagering website (“skin”), plus two others that are currently idle	Colorado
One active sports wagering website (“skin”), plus two others that are currently idle	Indiana
One active sports wagering website (“skin”), commenced in August 2023	Illinois

__________

*	The temporary American Place facility opened on February 17, 2023. Chamonix opened in phases between December 2023 and October 2024.

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

In August 2024, we entered into an agreement to sell Stockman’s to a privately owned company (see Note 3).

In October 2024, we completed the phased opening of Chamonix, our newest property, located adjacent to our existing Bronco Billy’s Casino.

For additional information about the Company’s segments, see Note 12.

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

Restricted cash balances consisted of funds placed into a construction reserve account to fund the completion of the Chamonix construction project, in accordance with the Company’s debt covenants. Chamonix began its phased opening in December 2023 and completed its opening in October 2024. Accordingly, there are no restrictions on any cash balances at December 31, 2024.

Accounts Receivable and Credit Risk. Accounts receivable consist primarily of casino, hotel, certain sports wagering contracts that previously paid us in arrears, and other receivables. Accounts receivable are typically non-interest bearing, recorded initially at cost, and are carried net of an appropriate reserve to approximate fair value. Loss reserves are estimated based on specific review of customer accounts including the customers’ willingness and ability to pay and nature of collateral, if any, as well as historical collection experience and current and expected economic and business conditions. Accounts are written off when management deems the account to be uncollectible and recoveries of accounts previously written off are recorded when received.

Accounts receivable consists of the following:

(In thousands)	December 31,
	2024	2023
Casino	$653	$343
Trade Accounts	2,898	3,479
Other Operations, excluding Contracted Sports Wagering	144	185
Contracted Sports Wagering(1)	1,017	1,932
Other	527	582
	5,239	6,521
Less: Provision for credit losses	(138)	(1,189)
	$5,101	$5,332

__________

(1)	Starting in July 2024, annual prepayments of contracted revenue are now required in all of the Company’s active sports wagering contracts.

The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the period:

(In thousands)
	2024	2023
Balance at January 1	$1,189	$249
Current period provision for credit losses	212	940
Write-offs	(1,263)	—
Balance at December 31	$138	$1,189

At December 31, 2024, estimated loss reserves reflect activity related to two online sports wagering agreements, which remain active in Colorado and Indiana (until their next anniversaries in 2025, as subsequently amended). In July 2024, the Company’s respective subsidiaries in Colorado and Indiana each amended its respective sports wagering agreement, resulting in collections totaling $2.1 million. Specifically, these amendments settled overdue payments owed to the Company, reduced certain future annual amounts due to the Company under the sports wagering agreements, and required such annual fees to be paid in advance of each annual term. Except as set forth in the respective amendments, all other terms of the sports wagering agreements remained in full force and effect in 2024.

Management regularly evaluates the adequacy of the Company’s recorded reserves. At December 31, 2024, we believe that no significant concentrations of credit risk existed for which a reserve had not already been recorded.

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

Finance and operating lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement, plus any qualifying initial direct costs paid prior to commencement for ROU assets. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate in determining the present value of future payments based on the information available at the commencement date and/or modification date. The expected lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term for operating leases. For finance leases, the ROU asset depreciates/amortizes on a straight-line basis over the shorter of the lease term or useful life of the ROU asset as applicable, and the lease liability accretes interest based on the interest method using the discount rate determined at such lease commencement or modification.

Goodwill and Indefinite-lived Intangible Assets. Goodwill represents the excess of the purchase price of Bronco Billy’s, Silver Slipper, and Stockman’s over the estimated fair value of their net tangible and other intangible assets on the acquisition date, net of subsequent impairment charges, if any. The Company’s other indefinite-lived intangible assets primarily include certain license rights to conduct gaming in certain jurisdictions and trade names. Goodwill and other indefinite-lived intangible assets are not amortized, but are periodically tested for impairment. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

Tests of goodwill and indefinite-lived intangible assets start with a qualitative assessment to determine whether it is necessary to perform a quantitative test. Items that are considered in the qualitative assessment include, but are not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance. If the results of the qualitative assessment indicate it is “more likely than not” that a reporting unit’s carrying value exceeds its fair value, or if the Company elects to bypass the qualitative assessment, then a quantitative test is performed.

For indefinite-lived intangible assets, if quantitative tests are performed, the value of the gaming license rights is determined using a multi-period excess earnings method, which is a specific discounted cash flow model.

For goodwill, if quantitative tests are performed, the Company estimates the fair value of the reporting unit utilizing a weighted average allocation of both the income approach (discounted cash flow method) and a market-based approach that utilizes a comparison of the reporting unit to comparable publicly-traded companies and transactions and, based on the observed business enterprise value multiples, ultimately selects market multiples to apply to the reporting unit.

The determination of fair value under the income approach requires the use of significant estimates about expected revenues and operating profit, as well as discount rates to determine the estimated fair value. Changes in the assumptions can materially affect these estimates. Thus, to the extent that gaming volumes deteriorate in the future, discount rates increase significantly, or reporting units do not meet projected performance, the Company could have impairment losses in the future and such amounts could be material. These tests for impairment are performed annually during the fourth quarter or when a triggering event occurs.

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

Many of the Company’s customers choose to earn points under its customer loyalty programs. The Company’s properties have separate customer loyalty programs: the Slipper Rewards Club, the Bronco Billy’s / Chamonix Casino’s Mile High Rewards Club, the Rising Star VIP Club, the Grand Lodge Players Advantage Club, the Stockman’s Winner’s Club, and American Place’s Legacy Rewards. As points are accrued, the Company defers a portion of its gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points under such loyalty programs for various benefits, such as “free casino play,” complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time. Liabilities based on the standalone retail value of such benefits were approximately $0.9 million at December 31, 2024 and $0.8 million at December 31, 2023, and these amounts are included in “other accrued liabilities” on the consolidated balance sheets.

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

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. The Company entered into several agreements with various unaffiliated companies allowing for online sports wagering within Indiana, Colorado and Illinois, as well as on-site sports wagering at American Place (the “Sports Agreements”). As part of these long-term Sports Agreements, the Company received one-time “market access” fees, which are recorded as long-term liabilities and then recognized as revenue ratably over the initial contract terms (or as accelerated due to early termination), beginning with the earlier of operations commencement or contractual commencement. In the third quarter of 2023, one of the Company’s contracted parties ceased online operations in Indiana and Colorado. Accordingly, this accelerated the revenue recognition of $1.5 million in related market access fees, which was recognized in the third quarter of 2023. Another contracted party ceased online operations in Colorado during the second quarter of 2024, resulting in $0.9 million of accelerated revenue from market access fees.

Indiana. Under the Company’s one active Sports Agreement in Indiana that commenced in December 2021, we receive a percentage of revenues (as defined), subject to an annualized minimum amount. Additionally, a $1.0 million market access fee, received upon signing of the agreement, is being amortized over the initial 10-year term of the agreement. In July 2024, the agreement was amended to settle overdue payments and to reduce future annual amounts for the remainder of the initial term, which resulted in annualized straight-line revenues of $0.5 million through the remainder of the current term. In January 2025, such operator gave notice that it was discontinuing operations in Indiana prior to its next anniversary in December 2025.

Colorado. Similarly in Colorado, under the Company’s one active Sports Agreement that commenced in June 2020, we receive a percentage of revenues (as defined), subject to an annualized minimum amount. Additionally, a $1.0 million market access fee, received upon signing of the agreement, is being amortized over the initial 10-year term of the agreement. In July 2024, the agreement was amended to settle overdue payments and to reduce future annual amounts for the remainder of the initial term, which resulted in annualized straight-line revenues of $0.5 million through the remainder of the current term. In January 2025, such operator gave notice that it was discontinuing operations in Colorado prior to its next anniversary in June 2025.

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

Deferred revenues consisted of the following as discussed above:

(In thousands)		December 31,
	Balance Sheet Location	2024	2023
Deferred revenue, current	Other accrued liabilities	$5,854	$6,175
Deferred revenue, net of current portion	Contract liabilities, net of current portion	4,550	6,192
		$10,404	$12,367

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

Revenue by Source. The Company presents earned revenue as disaggregated by the type or nature of the good or service (casino, food and beverage, hotel, and other operations comprised mainly of retail, golf, entertainment, and contracted sports wagering) and by relevant geographic region within Note 12.

Contract and Contract-Related Liabilities. There may be a difference between the timing of cash receipts from the customer and the recognition of revenue, resulting in a contract or contract-related liability. The Company generally has four types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by a customer; (2) players club points, which represents the deferred allocation of revenue relating to loyalty program incentives earned; (3) contracted sports wagering, which represents payments received in advance from contracted parties relating to Sports Agreements to be recognized as revenue ratably over their respective initial contract terms; and (4) progressive jackpots and other, which represents accumulated slot jackpots not yet won, and includes unpaid wagers and advance payments on goods and services yet to be provided such as deposits on rooms and convention space. With the exception of noncurrent portions of deferred revenues from contracted sports wagering, these liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within “Other accrued liabilities” on the consolidated balance sheets.

The following table summarizes the activity related to short-term and long-term contract and contract related liabilities:

	Outstanding		Players		Contracted		Progressive
(In thousands)	Chip Liability		Club Points		Sports Wagering(1)		Jackpots and Other
	2024	2023	2024	2023	2024	2023	2024	2023
Balance at January 1	$527	$416	$765	$710	$12,367	$10,507	$4,477	$2,843
Balance at December 31	683	527	930	765	10,404	12,367	5,767	4,477
Increase / (Decrease)	$156	$111	$165	$55	$(1,963)	$1,860	$1,290	$1,634

__________

(1)	There were three active skins at December 31, 2024, compared to four active skins at December 31, 2023.

Advertising Costs. Costs for advertising are expensed as incurred, or the first time the advertising takes place, and are included in selling, general and administrative expenses. Total advertising costs were $8.4 million and $8.5 million for the years ended December 31, 2024 and 2023, respectively.

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

Stock-based Compensation. The Company has various stock-based compensation programs, which provide for equity awards including stock options, time-based restricted stock and performance-based restricted stock. Stock-based compensation costs are measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company’s stock on the grant date for restricted and performance stock. These costs are recognized as an expense on a straight-line basis over the recipient’s requisite service period (the vesting period of the award), net of forfeitures and cancellations, which are recognized as they occur, and are included within selling, general and administrative expense on the consolidated statements of operations.

Estimated compensation costs for performance stock, in particular, reflect meeting certain growth-rate targets for the applicable year-to-date period and may be subject to partial or full reversals in the current or following year if not completely met at year-end.

Income Taxes. We classify deferred tax assets and liabilities, along with any related valuation allowance, as non-current on the consolidated balance sheets. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is deemed “more likely than not” that some portion or all of the deferred tax assets will not be realized within a reasonable time period.

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

(In thousands)	Year Ended
	December 31,
	2024	2023
Numerator:
Net loss ─ basic	$(40,672)	$(24,904)
Net loss ─ diluted	$(40,672)	$(24,904)

Denominator:
Weighted-average common shares ─ basic	34,965	34,520
Potential dilution from share-based awards	—	—
Weighted-average common and common share equivalents ─ diluted	34,965	34,520
Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	3,876	4,015

Accounting Pronouncements:

ASU 2023-07, Segment Reporting, Topic 280, Improvements to Reportable Segment Disclosures (“Update 2023-07”)

In November 2023, the FASB issued Update 2023-07 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Update 2023-07 is to be applied retrospectively and is effective for financial statements issued for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted. The Company adopted Update 2023-07 for the two annual periods ended December 31, 2024. See Note 12 for details.

ASU 2023-09, Income Taxes, Topic 740, Improvements to Income Tax Disclosures (“Update 2023-09”)

In December 2023, the FASB issued Update 2023-09 to improve income tax disclosure requirements, primarily related to rate reconciliations and income taxes paid. Update 2023-09 is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2023-09 to the consolidated financial statements, and plans to adopt Update 2023-09 for its annual period ending December 31, 2025.

ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, Subtopic 220-40, Disaggregation of Income Statement Expenses (“Update 2024-03”)

In November 2024, the FASB issued Update 2024-03, which expands disclosures about specific expense categories presented on the face of the income statement. Update 2024-03 is effective for financial statements issued for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2024‑03 to the consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, the Company believes that there are no other recently-issued accounting standards not yet effective that are currently likely to have a material impact on its financial statements.

3. ASSETS HELD FOR SALE

On August 28, 2024, the Company entered into an agreement to sell Stockman’s for total gross proceeds of $9.2 million, plus certain expected working capital adjustments at closing. The sale was designed to be completed in two phases: the sale of Stockman’s real property for $7.0 million, which closed on September 27, 2024; and the sale of certain remaining operating assets and related liabilities for $2.2 million (excluding any adjustments for working capital), upon the receipt of customary gaming approvals. Since the disposition of Stockman’s is not expected to have a major effect on the Company’s operations and financial results, such sale does not qualify for presentation as discontinued operations.

To accommodate the buyer while it seeks its gaming approvals, the Company is temporarily continuing to operate Stockman’s under the West segment. Upon the second closing that is expected to occur in the first half of 2025, the Company will transfer all operations of Stockman’s to the buyer. During 2024, the Company recognized a $1.9 million gain from the sale of Stockman’s real property to operating income, net of $0.8 million in transaction costs.

The carrying amounts of Stockman’s assets and liabilities held for sale consisted of the following:

(In thousands)	December 31,
2024
ASSETS
Current assets
Cash	$250
Inventories	45
Total current assets held for sale	295
Property and equipment, net	378
Goodwill	1,809
Other intangible assets, net	4
Total assets held for sale	$2,486
LIABILITIES
Current liabilities
Other accrued liabilities	$86
Total liabilities related to assets held for sale	$86

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(In thousands)	December 31,
	2024	2023
Land and improvements	$35,644	$37,601
Buildings and improvements	444,513	256,722
Furniture and equipment	92,860	88,522
Construction in progress	15,922	188,841
	588,939	571,686
Less: Accumulated depreciation	(142,265)	(113,779)
	$446,674	$457,907

Property and equipment included assets under finance leases related to our hotel at Rising Star (see Note 8) are as follows:

(In thousands)	December 31,
	2024	2023
Leased land and improvements	$215	$215
Leased buildings and improvements	5,787	5,787
Leased furniture and equipment	1,133	1,133
	7,135	7,135
Less: Accumulated amortization	(2,890)	(2,726)
	$4,245	$4,409

5. GOODWILL AND OTHER INTANGIBLES

Goodwill:

The following table sets forth changes in the carrying value of goodwill by segment:

(In thousands)			Contracted
			Sports
	Midwest & South	West	Wagering	Total Goodwill, Net
Balance, January 1, 2023	$14,671	$6,615	$—	$21,286
Account activity	—	—	—	—
Balance, December 31, 2023	14,671	6,615	—	21,286
Goodwill related to assets held for sale(1)	—	(1,809)	—	(1,809)
Balance, December 31, 2024	$14,671	$4,806	$—	$19,477

__________

(1)	Related to assets held for sale at Stockman’s (see Note 3 for details).

Other Intangible Assets:

The following tables set forth changes in the carrying value of intangible assets other than goodwill:

(In thousands)	December 31, 2024
	Weighted Useful	Gross			Other
	Life Remaining	Carrying		Accumulated	Intangible
	(in years)	Value	Additions	Amortization	Assets, Net
Land Lease and Water Rights	33.3	$1,420	$—	$(381)	$1,039
Development Agreement	4.3	275	—	(38)	237
Gaming Licenses	10.0	555	—	(26)	529
Gaming Licenses	Indefinite	72,443	19,961	—	92,404
Trade Names	Indefinite	1,800	—	—	1,800
Trademarks	Indefinite	124	—	—	124
		$76,617	$19,961	$(445)	$96,133

(In thousands)	December 31, 2023
	Weighted Useful	Gross			Other
	Life Remaining	Carrying		Accumulated	Intangible
	(in years)	Value	Additions	Amortization	Assets, Net
Land Lease and Water Rights	34.3	$1,420	$—	$(346)	$1,074
Development Agreement	5.0	—	275	—	275
Gaming Licenses	Indefinite	7,843	65,155	—	72,998
Trade Names	Indefinite	1,800	—	—	1,800
Trademarks	Indefinite	121	3	—	124
		$11,184	$65,433	$(346)	$76,271

There were no impairments to goodwill or other intangible assets during 2023 and 2024.

Land Lease Acquisition Costs and Water Rights. Upon its acquisition by the Company in 2012, Silver Slipper recognized intangible assets related to its lease agreement with Cure Land Company, LLC (see Note 8). The lease was valued at $970,000 and represents the excess fair value of the land over the estimated net present value of the land lease payments, and the water rights value of $450,000 represents the fair value of the water rights based upon market rates in Hancock County, Mississippi.

Development Agreement. Chamonix recognized an intangible asset related to its payment of $275,000 in 2023 under a 5-year agreement with a third party to design, develop, construct, and operate its high-end steakhouse under certain exclusivity provisions. Amortization began upon the commencement of operations in April 2024.

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

During 2023, a gaming license payment of $50.3 million was required to open American Place. Starting on December 31, 2023, additional accruals were made to the estimated cost of such acquisition, reflecting the contingent component of an additional one-time gaming license fee in Illinois (see Note 10).

Trade Names. Trade names represent the value of the Bronco Billy’s casino name, which has existed for approximately 33 years and provides brand recognition. The value was estimated using a relief-from-royalty method of the income approach based upon comparable trade name royalty agreements.

Current and Future Amortization. Intangible asset amortization expense was approximately $99,000 and $31,000 for the years ended December 31, 2024 and 2023, respectively.

Future amortization expense for intangible assets is as follows:

(In thousands)

For Years ending December 31,	Amortization Expense
2025	$139
2026	139
2027	139
2028	139
2029	101
Thereafter	1,148
$1,805

6. OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

(In thousands)	December 31,
	2024	2023
Contract and contract-related liabilities:
Players club points and progressive jackpots	$5,219	$4,399
Outstanding chip liability	683	527
Unpaid wagers and other	488	338
Other gaming-related accruals	990	505
Contract liabilities, current	5,854	6,175
Other accrued liabilities:
Gaming and other taxes	4,097	2,737
Real estate and personal property taxes	4,271	3,048
Professional fees	175	40
Short-term portion of note payable for asset acquisition	278	252
Other	2,661	1,758
	$24,716	$19,779

7. LONG-TERM DEBT

Senior Secured Notes due 2028. On February 12, 2021, the Company issued $310.0 million aggregate principal amount of 8.25% Senior Secured Notes due 2028 (the “2028 Notes”) to refinance all of its prior notes and repurchase all of its outstanding warrants. Additionally, $180 million of bond proceeds were initially placed into a construction reserve account to fund construction of Chamonix, which was later increased to $221 million in January 2022 to reflect an expansion of the project. Such construction reserve account was effectively closed during the fourth quarter of 2024, as Chamonix’s phased opening was completed in October 2024.

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

The Notes contain representations and warranties, covenants, and restrictions on dividends customary for notes of this type. Mandatory prepayments, in whole or in part, of the Notes will be required upon the occurrence of certain events, including sales of certain assets (unless such net proceeds are reinvested in the business), upon certain changes of control, or if the Company were to have material unused funds in the construction disbursement account following the completion of Chamonix in October 2024. However, such was not the case for the Company at December 31, 2024.

The Company may redeem some or all of the Notes for cash at the following redemption prices:

Redemption Periods	Percentage Premium
February 15, 2024 to February 14, 2025	104.125%
February 15, 2025 to February 14, 2026	102.063%
February 15, 2026 and Thereafter	100.000%

Revolving Credit Facility. On February 7, 2022, the Company entered into a First Amendment to Credit Agreement with Capital One, N.A. (“Capital One”), which, among other things, increased the borrowing capacity under the Company’s Credit Agreement, dated as of March 31, 2021, from $15.0 million to $40.0 million. The amended $40.0 million senior secured revolving credit facility includes a letter of credit sub-facility and may be used for working capital and other ongoing general purposes.

On February 21, 2023, the Company entered into a Second Amendment to Credit Agreement with Capital One, which, among other things, increased the amount of additional indebtedness permitted under the Company’s Credit Agreement from $25.0 million to $40.0 million (collectively, the “Credit Facility”). Such amendment permitted the issuance of the Additional Notes, as described above.

On March 5, 2025, the Company entered into a Third Amendment to Credit Agreement with Capital One, which extended the revolving credit facility’s maturity date from March 31, 2026 to January 1, 2027.

The interest rate per annum applicable to loans under the Credit Facility is currently, at the Company’s option, either (i) the Secured Overnight Financing Rate (“SOFR”) plus a margin equal to 3.00% and a Term SOFR adjustment of 0.15%, or (ii) a base rate plus a margin equal to 2.00%. Terms regarding the annual commitment fee and customary letter of credit fees remain unchanged from the original Credit Agreement, dated as of March 31, 2021.

The Credit Facility is equally and ratably secured by the same assets and guarantees securing the Notes. The Company may make prepayments of any amounts outstanding under the Credit Facility (without any reduction of the revolving commitments) in whole or in part at any time without penalty.

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing 12-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. At December 31, 2024, the Company complied with this financial covenant and $27.0 million of borrowings remain outstanding under the Credit Facility.

Long-term debt consists of the following:

(In thousands)	December 31,
	2024	2023
Revolving Credit Facility(1)	$27,000	$27,000
8.25% Senior Secured Notes due 2028	450,000	450,000
Less: Unamortized debt issuance costs and discounts/premiums, net	(8,861)	(11,847)
	$468,139	$465,153

__________

(1)	On March 5, 2025, the Company entered into an amendment with Capital One to extend the Credit Facility’s maturity date from March 31, 2026 to January 1, 2027.

Fair Value of Long-Term Debt. The estimated fair value of the Notes was approximately $447.5 million at December 31, 2024 and $423.0 million at December 31, 2023, which values were estimated using quoted market prices (Level 1 inputs). The fair value of the Credit Facility approximates its carrying amount, as it is revolving, variable rate debt, and is classified as a Level 2 measurement.

Maturities of Long-Term Debt. Future maturities under the Credit Facility and Notes are as follows:

(In thousands)
	Revolving Credit	Senior Secured
For Years ending December 31,	Facility(1)	Notes due 2028	Total
2025	$—	$—	$—
2026	—	—	—
2027	27,000	—	27,000
2028	—	450,000	450,000
2029	—	—	—
Thereafter	—	—	—
	$27,000	$450,000	$477,000

__________

(1)	On March 5, 2025, the Company entered into an amendment with Capital One to extend the Credit Facility’s maturity date from March 31, 2026 to January 1, 2027.

The following table summarizes information related to interest expense:

	Year Ended
(In thousands)	December 31,
	2024	2023
Interest expense (excluding bond fee amortization and discounts/premiums)	$42,091	$39,860
Amortization of debt issuance costs and discounts/premiums	2,987	2,793
Capitalized interest	(1,114)	(15,938)
Interest income and other	(763)	(3,738)
	$43,201	$22,977

8. LEASES

The Company has no material leases in which it is the lessor. As lessee, the Company has finance leases for a hotel and certain equipment, as well as operating leases for land, casino and office space, equipment, and buildings. The Company’s remaining lease terms, including extensions, range from one month to approximately 97 years as of December 31, 2024. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land leases at Silver Slipper and American Place do include contingent rent, as further discussed below.

Operating Leases

Waukegan Ground Lease through February 2122 and Option to Purchase. In January 2023, the Company’s subsidiary, FHR-Illinois, LLC, entered into a 99-year ground lease (the “Ground Lease”) for approximately 32 acres of land (the “City-Owned Parcel”) with the City of Waukegan in Illinois (the “City”).  The ground lease commenced concurrently with the opening of American Place on February 17, 2023. The City-Owned Parcel and an adjacent 10-acre parcel owned by the Company comprise the location of American Place, including its temporary facility. Annual rent under the Ground Lease is the greater of (i) $3.0 million (the “Annual Guaranteed Minimum Rent”), or (ii) 2.5% of gross gaming revenue (as defined in the lease) generated by American Place. We recognized $3.0 million of rent expense with no contingent rent during 2024, compared to $2.6 million of rent expense with no contingent rent during 2023.

The Company has the right to purchase the City-Owned Parcel at any time during the term of the Ground Lease for $30 million. If it does so prior to the opening of the permanent American Place facility, then it must continue to pay rent due to the City under the Ground Lease until the permanent casino is open.

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase. In 2004, the Company’s subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC, for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper is situated. Annual minimum rent is $0.9 million throughout the lease term until 2058, plus contingent rents of 3% of gross gaming revenue (as defined in the lease) in excess of $3.65 million per month. We recognized $1.6 million of rent expense, including $0.7 million of contingent rents, during 2024, compared to $1.7 million of rent expense, including $0.8 million of contingent rents, during 2023.

Through October 1, 2027, the Company may buy out the lease for $15.5 million, plus a seller-retained interest in Silver Slipper’s operations of 3% of net income (as defined) for 10 years following the purchase date. In the event that the Company sells or transfers either: (i) substantially all of the assets of Silver Slipper or (ii) its membership interests in Silver Slipper in its entirety, then the purchase price will increase to $17.1 million, plus the retained interest mentioned above. In either case, the Company also has an option to purchase a four-acre portion from the total 38 acres of leased land for $2.0 million in connection with the development of an owned hotel, which may be exercised at any time and would accordingly reduce the purchase price of the remaining land by $2.0 million.

Bronco Billy’s / Chamonix Lease through January 2035 and Option to Purchase. The Company’s subsidiary, FHR-Colorado LLC, leases certain parcels, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. The Company exercised its fourth renewal option to extend the lease term through January 2029, with current annual lease payments of $0.4 million. We recognized $0.5 million of rent expense during 2024, compared to $0.5 million of rent expense during 2023, which was reclassified to preopening expenses for Chamonix.

Annual minimum rent will increase to $0.5 million starting in February 2026 with adjustments on each anniversary thereafter, based on the consumer price index. The lease also contains a $7.6 million purchase option exercisable at any time during the lease term, or as extended, and a right of first refusal on any sale of the property.

The Company’s related ROU asset and liability balances on its balance sheet factor in all renewal terms through January 2035, as the Company is deemed likely to exercise each renewal option, unless it exercises its purchase buyout right.

Grand Lodge Casino Lease through December 2034. The Company’s subsidiary, Gaming Entertainment (Nevada), LLC, has a lease (the “Hyatt Lease”) with Incline Hotel, LLC, the owner of the Hyatt Regency Lake Tahoe Resort (“Hyatt Lake Tahoe”), to operate Grand Lodge. It is collateralized by the Company’s interests under the lease and property (as defined in the lease) and is subordinate to the liens of the Notes (see Note 7). The lessor has an option to purchase the Company’s leasehold interest and related operating assets of Grand Lodge at any time prior to lease expiration, subject to assumption of applicable liabilities. The option price is an amount equal to Grand Lodge’s positive working capital, plus Grand Lodge’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the 12-month period preceding the acquisition (or pro-rated if less than 12 months remain on the lease), plus the fair market value of Grand Lodge’s personal property.

In July 2024, the lease was further amended to extend the term through December 31, 2034 and, additionally, permits the lessor to terminate the lease early with six months’ notice for a significant renovation of the property, on different terms than above. The annual rent of $2.00 million prior to the amendment will increase nominally in 2025 to $2.01 million, followed by annual increases of 2% for the remainder of the extended term. Except as set forth in the amendment, all other terms of the Hyatt Lease remain in full force and effect. Accordingly, the Company has remeasured this lease’s related ROU asset and liability balances upon the effective date of this amendment. We recognized $2.1 million of rent expense during 2024, compared to $1.9 million during 2023.

Corporate Office Lease through April 2030. The Company leases 4,479 square feet of office space in Las Vegas, Nevada. In September 2024, the Company entered into an amendment with the landlord to extend the lease through April 30, 2030. The annual rent of $0.20 million in 2024 will decline in February 2025 to $0.17 million, increase in February 2026 to $0.23 million, and then increase 3% annually on each anniversary for the remainder of the extended term. The amended lease also includes one renewal at the Company’s option for five years with rent to be determined at the fair market rate. Accordingly, the Company has remeasured this lease’s related ROU asset and liability balances upon the effective date of this amendment. We recognized $0.2 million of rent expense during 2024, compared to $0.1 million during 2023.

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

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel, and approximately 3.01 acres of land on which it resides, at a price based upon the project’s original cost of $7.7 million (see Note 4), reduced by the cumulative principal finance lease payments made by the Company during the lease term. At December 31, 2024, such net amount was $1.7 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs. Annual payments for this finance lease were $0.7 million for each of 2024 and 2023.

The components of lease expense are as follows:

(In thousands)		Year Ended
	Classification within	December 31,
Lease Costs	Statement of Operations	2024	2023
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$8,000	$7,933
Short-term payments(1)	Selling, General and Administrative Expenses	238	22
Variable payments	Selling, General and Administrative Expenses	1,241	1,213
Finance leases:
Amortization of leased assets	Depreciation and Amortization	1,506	1,496
Interest on lease liabilities	Interest Expense, Net	263	371
Total lease costs		$11,248	$11,035

__________

(1)	Includes payments for the leaseback of Stockman’s real estate totaling $0.2 million during 2024.

Leases recorded on the balance sheet consist of the following:

(In thousands)
		December 31,
Leases	Balance Sheet Classification	2024	2023
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$55,957	$44,704
Finance lease assets	Property and Equipment, Net(1)	4,245	4,409
Finance lease assets	Finance Lease Right-of-Use Assets, Net(2)	976	2,318
Total lease assets		$61,178	$51,431

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$4,226	$4,784
Finance	Current Portion of Finance Lease Obligations	1,610	1,694
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	52,324	40,248
Finance	Finance Lease Obligations, Net of Current Portion	1,095	2,705
Total lease liabilities		$59,255	$49,431

__________

(1)	Finance lease assets are recorded net of accumulated depreciation of $2.9 million and $2.7 million as of December 31, 2024 and 2023, respectively.
(2)	These finance lease assets are recorded separately from Property and Equipment due to meeting qualifying classification criteria under ASC 842, but ownership of such assets is not expected to transfer to the Company upon term expiration. Additionally, amortization of these assets are expensed over the duration of the lease term or the assets’ estimated useful lives, whichever is earlier.

Maturities of lease liabilities at December 31, 2024 are summarized as follows:

(In thousands)
	Operating	Finance
Years Ending December 31,	Leases	Leases
2025	$7,883	$1,721
2026	7,147	652
2027	6,847	489
2028	6,895	—
2029	6,946	—
Thereafter	319,191	—
Total future minimum lease payments	354,909	2,862
Less: Amount representing interest	(298,359)	(157)
Present value of lease liabilities	56,550	2,705
Less: Current lease obligations	(4,226)	(1,610)
Long-term lease obligations	$52,324	$1,095

Other information related to lease term and discount rate is as follows:

	December 31,
Lease Term and Discount Rate	2024		2023
Weighted-average remaining lease term
Operating leases	55.8	years	67.9	years
Finance leases	2.0	years	2.8	years
Weighted-average discount rate
Operating leases	10.86%		10.91%
Finance leases	6.75%		7.46%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Year Ended
	December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows for operating leases	$7,735	$7,737
Operating cash flows for finance leases	$263	$371
Financing cash flows for finance leases	$1,694	$1,477

9. INCOME TAXES

The income tax expense attributable to the Company’s loss before income taxes consisted of the following:

(In thousands)	Year Ended December 31,
	2024	2023
Current Taxes
Federal	$—	$—
State	(41)	489
	(41)	489
Deferred Taxes
Federal	(7,958)	(5,007)
State	(3,447)	(3,108)
Increase in valuation allowance	11,667	8,775
	262	660
	$221	$1,149

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

(In thousands)	Year Ended December 31,
	2024		2023
Tax Rate Reconciliation	Percent	Amount	Percent	Amount
Federal income tax benefit at U.S. statutory rate	21.0%	$(8,495)	21.0%	$(4,988)
State taxes, net of federal benefit	8.6%	(3,488)	11.0%	(2,621)
Change in valuation allowance	(28.8)%	11,667	(36.9)%	8,775
Permanent differences	—%	7	(0.7)%	168
Credits	0.4%	(162)	0.8%	(191)
Other	(1.7)%	692	—%	6
	(0.5)%	$221	(4.8)%	$1,149

The Company’s deferred tax assets (liabilities) consisted of the following:

(In thousands)	December 31,
	2024	2023
Deferred tax assets:
Deferred compensation	$2,505	$2,452
Intangible assets and amortization	5,706	6,071
Net operating loss carry-forwards	21,810	12,158
Accrued expenses	1,255	804
Credits	1,269	1,152
Loan Fees	1,133	1,269
Interest limitation	6,647	4,418
Lease liabilities	14,675	12,085
Deferred revenues	1,352	1,781
Valuation allowance	(35,634)	(23,966)
Other	177	354
	20,895	18,578
Deferred tax liabilities:
Depreciation of fixed assets	(692)	(1,777)
Amortization of indefinite-lived intangibles	(6,859)	(5,621)
Right-of-use assets	(14,509)	(12,033)
Other	(781)	(831)
	(22,841)	(20,262)
	$(1,946)	$(1,684)

As of December 31, 2024, the Company had gross federal net operating loss carryforwards totaling $57.4 million and state tax carryforwards of $193.2 million. In general, our federal tax net operating loss carryforwards can be carried forward indefinitely and our state tax carryforwards can be carried forward 20 years. The Company also has general business credits of $1.3 million, which begin to expire in 2035.

In assessing the realizability of its deferred tax assets (“DTAs”), the Company considered whether it is “more likely than not” that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered all of the available positive and negative evidence when determining the need for a valuation allowance, including, but not limited to, the scheduled reversal of existing deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2024, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with ASC 740, this assessment has taken into consideration the jurisdictions in which these DTAs reside. The valuation allowance against DTAs has no effect on the actual taxes paid or owed by the Company. In the future, if it is determined that we meet the “more likely than not” threshold of utilizing our deferred tax assets as required under ASC 740, we may reverse some or all of our valuation allowance. We will continue to evaluate the need for the valuation allowance during each interim period in 2025.

As of December 31, 2024 and 2023, the Company had $1.9 million and $1.7 million, respectively, of deferred tax liabilities relating to goodwill and other indefinite-lived intangibles, net of the maximum benefit allowed under the statute after netting with the indefinite-lived DTAs.

The Company’s utilization of net operating loss (“NOL”) and the general business tax credit carryforwards may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “IRC”), and similar state provisions due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by IRC Sections 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has completed a Section 382 analysis as of the date of this report and determined that there have not been any of such greater-than-50% ownership changes within a three-year period during the last five years that would prohibit the Company from utilizing all of its tax attributes.

Management has made an annual analysis of its federal and state tax returns and concluded that the Company has no recordable liability, as of December 31, 2024 or 2023, for unrecognized tax benefits as a result of uncertain tax positions taken.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally not subject to federal or state examination for periods prior to December 31, 2021. However, as the Company utilizes its NOLs, prior periods can be subject to examination.

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

Contingent Gaming License Fees in Illinois

As required for its gaming licensure at American Place, the Company continues to accrue for a “Reconciliation Payment” that will be due to the State of Illinois over a long-term basis. The Reconciliation Payment is calculated in February 2026 (three years after the commencement of gaming operations in Illinois) in an amount equal to 75% of the adjusted gross receipts for the most lucrative trailing 12-month period of operations, offset by certain licensing fees already paid by the Company. The Reconciliation Payment is due in annual installments over a period of six years, beginning in 2026.

The minimum present value of the long-term obligation for the Company’s gaming license in Illinois consisted of the following as discussed above, with a corresponding increase to the Illinois gaming license valuation:

(In thousands)	December 31,
	2024	2023
Minimum IGB Reconciliation Fee(1)	$46,039	$22,092
Less: Amount representing interest(2)	(11,173)	(7,187)
Minimum present value of IGB Reconciliation Fee	$34,866	$14,905

__________

(1)	Calculated based upon gaming revenues generated at American Place through the corresponding year-end. This one-time fee will be paid in six annual installments (without interest) beginning in February 2026.
(2)	The effective interest rate of the Revolving Credit Facility (see Note 7) is used to impute interest on this long-term obligation and its corresponding increase to the Illinois gaming license valuation, which approximates their fair values.

Defined Contribution Plan

The Company sponsors a defined contribution plan for all eligible employees, allowing voluntary contributions by eligible employees and matching contributions made by the Company. Matching contributions made by the Company were $0.3 million for each of 2024 and 2023, excluding nominal administrative expenses. For both years, the Company’s employer matching contribution rate was at 50% of employee contributions, up to a maximum of 4% of eligible compensation.

Liquidity, Concentrations and Economic Risks and Uncertainties

The Company carries cash on deposit with financial institutions that may be in excess of federally-insured limits. The extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, is not subject to estimation at this time.

11. STOCK-BASED COMPENSATION

2015 Equity Incentive Plan. The 2015 Equity Incentive Plan (“2015 Plan”), as approved by stockholders and further amended in May 2021, allows for the issuance of up to 4,500,000 shares of common stock. The 2015 Plan allows for stock-based awards to be granted to directors, employees and consultants and allows for a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and performance-based compensation. Stock option awards have maximum 10-year terms, and no awards issued under the 2015 Plan vest on an accelerated basis if there is a change in control of the Company, unless the awards are not assumed by the successor, as defined.

As of December 31, 2024, the Company had 133,962 stock-based awards authorized by stockholders and available for grant from the 2015 Plan.

Performance-Based Shares. The Company issued a total of 176,377 performance-based shares to its executives in 2024. The vesting for these performance-based shares is based on the compounded annual growth rate of the Company’s Adjusted EBITDA and Free Cash Flow Per Share, as defined and adjudicated by the Company’s compensation committee, for the three-year periods ending December 31, 2024, December 31, 2025, and December 31, 2026.

Restricted Stock Awards. On May 9, 2024, the Company issued to non-executive members of its Board of Directors, as compensation for their annual service, a total of 84,906 restricted shares under the 2015 Plan, with a one-year vesting period. Also in May 2024, the Company issued to employees a total of 207,125 restricted shares under the 2015 Plan, with a three-year vesting period. An additional 28,135 restricted shares were issued to newly-hired employees in November 2024 as “inducement grants” outside of the 2015 Plan, with a three-year vesting period.

Stock Options. The following table summarizes information related to the Company’s common stock options:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Stock	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Options outstanding at January 1, 2024	3,757,227	$3.22
Granted	87,822	5.15
Exercised	(1,054,360)	1.28
Canceled/Forfeited	(5,000)	7.40
Expired	—	—
Options outstanding at December 31, 2024	2,785,689	$4.01	4.70	$3,629,196
Options exercisable at December 31, 2024	2,342,499	$3.45	4.04	$3,629,196

Compensation Cost. Compensation expense is as follows:

(In thousands)	Year Ended
	December 31,
Compensation Expense	2024	2023
Stock options	$1,326	$1,517
Restricted and performance-based shares	1,547	1,365
	$2,873	$2,882

At December 31, 2024, there was approximately $1.1 million of unrecognized compensation cost related to unvested stock options granted by the Company, which is expected to be recognized over a weighted-average period of 1.3 years. At such date, there was also $2.2 million of unrecognized compensation cost related to unvested restricted and performance shares, which is expected to be recognized over a weighted-average period of 1.7 years.

The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Option valuation weighted-average assumptions were as follows:

	Year Ended December 31,
	2024	2023
Expected volatility	71.70%	69.54%
Expected dividend yield	—%	—%
Expected term (in years)	6.00	6.00
Weighted average risk-free rate	3.94%	3.72%

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

Therefore, the weighted-average grant date fair value per share of options granted is as follows:

	Year Ended December 31,
	2024	2023
Weighted average grant date fair value	$3.42	$4.79

12. SEGMENT REPORTING

The Company manages its reporting segments based on geographic regions within the United States and type of income. The Company’s management views the regions where each of its casino resorts are located as reportable segments, in addition to its contracted sports wagering segment. Reportable segments are aggregated based on geography, economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. Therefore, the Company has determined three reportable segments as follows:  Midwest & South, West, and Contracted Sports Wagering (see Note 1).

The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The Company’s CODM assesses the performance of each segment by using Adjusted Segment EBITDA as the measure of segment profitability. Adjusted Segment EBITDA is defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset sales and disposals, project development and acquisition costs, non-cash share-based compensation expense, and corporate-related costs and expenses that are not allocated to each segment.

The Company’s CODM uses Adjusted Segment EBITDA for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances and period-over-period fluctuations when making decisions about the allocation of operating and capital resources to each segment, as well as a basis for determining certain incentive compensation.

The following tables present the Company’s segment information:

(In thousands)	December 31,
	2024	2023
Total Assets
Midwest & South	$293,466	$298,072
West	360,057	372,875
Contracted Sports Wagering	68	977
Corporate and Other	19,743	16,533
	$673,334	$688,457

(In thousands)	December 31,
	2024	2023
Property and Equipment, net
Midwest & South	$131,083	$152,106
West	315,426	305,528
Contracted Sports Wagering	—	—
Corporate and Other	165	273
	$446,674	$457,907

(In thousands)	Year Ended December 31, 2024
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$169,107	$47,773	$—	$216,880
Food and beverage	34,410	7,461	—	41,871
Hotel	8,260	7,449	—	15,709
Other operations, including contracted sports wagering	7,849	965	8,791	17,605
Total consolidated revenues	219,626	63,648	8,791	292,065

Less:
Payroll and related costs	57,822	25,010	—	82,832
Cost of sales	18,403	4,278	—	22,681
Taxes(1)	37,810	6,090	57	43,957
Other segment items(2)	59,854	29,572	(769)	88,657
Total segment expenses	173,889	64,950	(712)	238,127

Adjusted Segment EBITDA	45,737	(1,302)	9,503	53,938
Other operating costs and expenses:
Depreciation and amortization				(42,101)
Corporate expenses				(5,290)
Project development costs				(368)
Preopening costs				(2,464)
Loss on disposal of assets				(18)
Gain on sale of Stockman’s				1,926
Stock-based compensation				(2,873)
Operating income				2,750
Other expense:
Interest expense, net				(43,201)
				(43,201)
Loss before income taxes				(40,451)
Income tax expense				221
Net loss				$(40,672)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Credit loss expense net of recoveries, as well as certain overhead expenses.

(In thousands)	Year Ended December 31, 2023
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$145,391	$31,542	$—	$176,933
Food and beverage	30,762	3,218	—	33,980
Hotel	8,792	636	—	9,428
Other operations, including contracted sports wagering	7,413	492	12,814	20,719
Total consolidated revenues	192,358	35,888	12,814	241,060

Less:
Payroll and related costs	49,936	16,055	—	65,991
Cost of sales	17,641	1,749	—	19,390
Taxes(1)	29,255	3,660	48	32,963
Other segment items(2)	56,498	12,016	1,103	69,617
Total segment expenses	153,330	33,480	1,151	187,961

Adjusted Segment EBITDA	39,028	2,408	11,663	53,099
Other operating costs and expenses:
Depreciation and amortization				(31,092)
Corporate expenses				(4,542)
Project development costs				(53)
Preopening costs				(15,685)
Loss on disposal of assets				(7)
Stock-based compensation				(2,882)
Operating loss				(1,162)
Other (expense) income:
Interest expense, net				(22,977)
Other				384
				(22,593)
Loss before income taxes				(23,755)
Income tax expense				1,149
Net loss				$(24,904)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Credit loss expense net of recoveries, as well as certain overhead expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures — As of December 31, 2024, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

Changes in Internal Control Over Financial Reporting — There have been no changes during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

On March 5, 2025, the Company entered into a Third Amendment to Credit Agreement with Capital One, which extended the revolving Credit Facility’s maturity date from March 31, 2026 to January 1, 2027. Except as set forth in the amendment, all other terms of the Credit Facility remain in full force and effect.  See Note 7 for details.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024 (our “Proxy Statement”) and is incorporated herein by this reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial statements of the Company (including related Notes to consolidated financial statements) included herein under Item 8 of Part II hereof are listed below:
●	Reports of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2024 and 2023
●	For the Years Ended December 31, 2024 and 2023:
◦	Consolidated Statements of Operations
◦	Consolidated Statements of Stockholders’ Equity
◦	Consolidated Statements of Cash Flows
●	Notes to Consolidated Financial Statements

(b)	Exhibits
Exhibit Number	Description
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

10.14

Hotel Lease / Purchase Agreement dated August 15, 2013 by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (SEC File No. 1-32583) filed on August 22, 2013).

10.15

First Amendment to Hotel Lease / Purchase Agreement dated March 16, 2016 by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on March 18, 2016).

10.16

Second Amendment to Hotel Lease/Purchase Agreement dated September 19, 2017, by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on 8-K (SEC File No. 1-32583) filed on September 21, 2017 ).

10.17+

2015 Equity Incentive Plan (as amended and restated by the Board effective April 6, 2021). (Incorporated by reference to Annex 2 to the Registrant’s Proxy Statement on Schedule 14A (SEC File No. 1-32583) filed on April 14, 2021).

10.18+

Form of Award Agreement pursuant to the 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) filed on March 8, 2018).

10.19+	Full House Resorts, Inc. Annual Incentive Plan for Executives (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (SEC File No. 1-32583) filed on August 1, 2017).
10.20+

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

10.24+

Employment Agreement, dated as of April 11, 2022, by and between Full House Resorts, Inc. and John Ferrucci (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) filed on May 10, 2022).

10.25

Credit Agreement, dated as of March 31, 2021, among the Company, as borrower, the subsidiary guarantors party thereto, the lender parties thereto, and Capital One, National Association, as administrative agent (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on March 31, 2021).

10.26

First Amendment to Credit Agreement, dated as of February 7, 2022, among the Company, the guarantors party thereto and Capital One, National Association, as administrative agent (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 8, 2022).

10.27

Second Amendment to Credit Agreement, dated as of February 21, 2023, among the Company, the guarantors party thereto and Capital One, National Association, as administrative agent (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 22, 2023).

10.28*	Third Amendment to Credit Agreement, dated as of March 5, 2025, among the Company, the guarantors party thereto and Capital One, National Association, as administrative agent.
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

19.1*	Full House Resorts Insider Trading Policy.
21.1*	List of Subsidiaries of Full House Resorts, Inc.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm to the Company.
31.1*	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Full House Resorts, Inc. Executive Officer Clawback Policy
99.1*	Description of Governmental Gaming Regulations.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Inline XBRL File (included in Exhibit 101).

__________

*	Filed herewith.
**	Furnished herewith.
+	Executive compensation plan or arrangement.
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

FULL HOUSE RESORTS, INC.

March 11, 2025	By:	/s/ DANIEL R. LEE
Daniel R. Lee, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ DANIEL R. LEE	March 11, 2025
Daniel R. Lee, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ LEWIS A. FANGER	March 11, 2025
Lewis A. Fanger, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

/s/ CARL G. BRAUNLICH	March 11, 2025
Carl G. Braunlich, Director

/s/ ERIC J. GREEN	March 11, 2025
Eric J. Green, Director

/s/ LYNN M. HANDLER	March 11, 2025
Lynn M. Handler, Director

/s/ KATHLEEN MARSHALL	March 11, 2025
Kathleen Marshall, Director

/s/ MICHAEL P. SHAUNNESSY	March 11, 2025
Michael P. Shaunnessy, Director