Form 10-Q
period 2025-03-31
FULL HOUSE RESORTS INC
filed 2025-05-09
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

At May 5, 2025, there were 35,975,647 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues
Casino	$55,300	$51,673
Food and beverage	10,061	9,769
Hotel	3,842	2,852
Other operations, including contracted sports wagering	5,855	5,630
	75,058	69,924
Operating costs and expenses
Casino	22,885	20,575
Food and beverage	10,319	9,760
Hotel	2,363	2,163
Other operations	846	791
Selling, general and administrative	26,941	24,935
Project development costs	141	—
Preopening costs	—	1,663
Depreciation and amortization	10,607	10,625
Loss on disposal of assets	6	18
Impairment of assets held for sale at Stockman’s	212	—
	74,320	70,530
Operating income (loss)	738	(606)
Other expense
Interest expense, net	(10,297)	(10,250)
Loss before income taxes	(9,559)	(10,856)
Income tax provision	206	416
Net loss	$(9,765)	$(11,272)

Basic loss per share	$(0.27)	$(0.33)
Diluted loss per share	$(0.27)	$(0.33)

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and equivalents	$30,708	$40,221
Accounts receivable, net	4,879	5,101
Inventories	2,061	2,088
Prepaid expenses and other	4,581	3,516
Assets held for sale, net of valuation allowance	2,257	2,486
	44,486	53,412

Property and equipment, net	437,796	446,674
Operating lease right-of-use assets, net	55,138	55,957
Finance lease right-of-use assets, net	641	976
Goodwill	19,477	19,477
Other intangible assets, net of accumulated amortization of $481 and $445	99,058	96,133
Deposits and other	603	705
	$657,199	$673,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,230	$7,335
Capital expenditures payable	7,728	9,233
Accrued payroll and related	7,637	6,435
Accrued interest	5,069	14,270
Other accrued liabilities	31,526	24,260
Current portion of operating lease obligations	4,113	4,226
Current portion of finance lease obligations	1,314	1,610
Liabilities related to assets held for sale	75	86
	63,692	67,455

Operating lease obligations, net of current portion	51,882	52,324
Finance lease obligations, net of current portion	944	1,095
Other long-term liabilities, net of current portion	32,430	37,328
Long-term debt, net	471,739	468,139
Deferred income taxes, net	2,153	1,946
Contract liabilities, net of current portion	3,359	4,550
	626,199	632,837
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 35,975,647 and 35,648,668 shares issued and 35,975,647 and 35,648,668 shares outstanding	4	4
Additional paid-in capital	116,049	115,781
Accumulated deficit	(85,053)	(75,288)
	31,000	40,497
	$657,199	$673,334

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Dollars	Capital	Deficit	Equity
Balance, January 1, 2025	35,649	$4	$115,781	$(75,288)	$40,497
Options exercised	327	—	485	—	485
Stock-based compensation	—	—	575	—	575
Cancellation of performance-based shares	—	—	(792)	—	(792)
Net loss	—	—	—	(9,765)	(9,765)
Balance, March 31, 2025	35,976	$4	$116,049	$(85,053)	$31,000

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2024	35,302	$4	$113,329	712	$(869)	$(34,616)	$77,848
Stock-based compensation	—	—	709	—	—	—	709
Net loss	—	—	—	—	—	(11,272)	(11,272)
Balance, March 31, 2024	35,302	$4	$114,038	712	$(869)	$(45,888)	$67,285

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,765)	$(11,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,607	10,625
Amortization of debt issuance costs, discounts and premiums	739	743
Non-cash change in ROU operating lease assets	707	804
Stock-based compensation, net	(217)	709
Loss on disposal of assets	6	18
Impairment of assets held for sale at Stockman’s	212	—
Provision for credit losses	26	255
Deferred income taxes	207	416
Increases and decreases in operating assets and liabilities:
Accounts receivable	196	27
Prepaid expenses, inventories and other	(1,020)	(421)
Operating lease liabilities	(444)	(741)
Contract liabilities	(2,213)	(1,714)
Accounts payable and other liabilities	(8,506)	(3,849)
Net cash used in operating activities	(9,465)	(4,400)
Cash flows from investing activities:
Capital expenditures	(2,880)	(22,636)
Other	—	1
Net cash used in investing activities	(2,880)	(22,635)
Cash flows from financing activities:
Payment of revolving credit facility extension fees	(139)	—
Borrowings under revolving credit facility	6,500	3,000
Repayment of revolving credit facility borrowings	(3,500)	(3,000)
Repayment of finance lease obligations	(447)	(410)
Proceeds from exercise of stock options	485	—
Other	(67)	(61)
Net cash provided by (used in) financing activities	2,832	(471)

Net decrease in cash, cash equivalents and restricted cash, including cash classified within current assets held for sale	(9,513)	(27,506)
Less: net change in cash classified within current assets held for sale	—	—
Net decrease in cash, cash equivalents and restricted cash	(9,513)	(27,506)
Cash, cash equivalents and restricted cash, beginning of period	40,221	73,794
Cash, cash equivalents and restricted cash, end of period	$30,708	$46,288

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – (Continued)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Supplemental Cash Flow Disclosure:
Cash paid for interest, net of amounts capitalized	$19,049	$19,037

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Accrued liability related to asset acquisition	2,960	8,449
Right-of-use asset and liability remeasurements:
Operating leases	(112)	—

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

The following table presents selected information concerning our segments, along with properties and their locations:

Segments and Properties	Locations
Midwest & South
American Place Casino (“American Place”)	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel (“Silver Slipper”)	Hancock County, MS (near New Orleans)
Rising Star Casino Resort (“Rising Star”)	Rising Sun, IN (near Cincinnati)
West
Bronco Billy’s Casino (“Bronco Billy’s”) and Chamonix Casino Hotel (“Chamonix”)	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (“Grand Lodge”), leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino (“Stockman’s”)*	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
One active sports wagering website (“skin”), plus two others that are currently idle	Colorado
One active sports wagering website (“skin”), plus two others that are currently idle	Indiana
One active sports wagering website (“skin”)	Illinois

__________

*	As of April 1, 2025, the Company no longer owns or operates Stockman’s Casino. See Note 3 for details.

As of this report date, the Company currently operates six casinos: five on real estate that we own or lease, and one located within a hotel owned by a third party. Additionally, we benefit from three active permitted sports wagering skins – one each in Colorado, Indiana, and Illinois.

In February 2023, we opened our temporary American Place facility, which we are permitted to operate until August 2027. We have begun the design work for the permanent gaming facility that we plan to build on adjoining land.

In October 2024, we completed the phased opening of Chamonix, our newest property located adjacent to our existing Bronco Billy’s Casino.

In April 2025, we completed the sale of Stockman’s to a privately-owned company (see Note 3).

For additional information about the Company’s segments, see Note 9.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s 2024 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Accounts Receivable and Credit Risk. Accounts receivable consist primarily of casino, hotel, certain sports wagering contracts that previously paid us in arrears until mid-2024, and other receivables. Accounts receivable are typically non-interest bearing, recorded initially at cost, and are carried net of an appropriate reserve to approximate fair value. Loss reserves are estimated based on specific review of customer accounts including the customers’ willingness and ability to pay and nature of collateral, if any, as well as historical collection experience and current and expected economic and business conditions. Accounts are written off when management deems the account to be uncollectible and recoveries of accounts previously written off are recorded when received.

Accounts receivable consists of the following:

(In thousands)	March 31,	December 31,
	2025	2024
Casino	$575	$653
Trade Accounts	3,170	2,898
Other Operations, excluding Contracted Sports Wagering	208	144
Contracted Sports Wagering(1)	4	1,017
Other	1,077	527
	5,034	5,239
Less: Provision for credit losses	(155)	(138)
	$4,879	$5,101

__________

(1)	Beginning in July 2024, annual prepayments of contracted revenue are now required in all of the Company’s active sports wagering contracts.

The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the period:

(In thousands)
	2025	2024
Balance at January 1	$138	$1,189
Current period provision for credit losses(1)	26	255
Write-offs	(9)	(145)
Balance at March 31	$155	$1,299

__________

(1)	Estimated loss reserves for the 2024 period included a provision of $250,000 for two online sports wagering agreements.

Management regularly evaluates the adequacy of the Company’s recorded reserves. At March 31, 2025, we believe that no significant concentrations of credit risk existed for which a reserve had not already been recorded.

Other Intangible Assets. In March 2023, the Company paid $50.3 million to the Illinois Gaming Board (“IGB”) for required gaming license fees to operate the temporary American Place facility, and upon its opening, the permanent facility. Management has deemed the gaming license in Illinois as having an indefinite economic life, as such license is eligible for renewal every four years if all regulatory requirements are met. There is an additional one-time reconciliation fee, based on interim gaming revenues, which is calculated three years after commencing operations and paid over the ensuing six years. The present value of this long-term obligation was determined at March 31, 2025 to be $37.8 million, which is accounted for as an increase in the cost basis for the gaming license in Illinois. See Note 7 for details.

The present value of the long-term obligation for the Company’s gaming license in Illinois consisted of the following, as discussed above:

(In thousands)	March 31,	December 31,
	2025	2024
Estimated IGB Reconciliation Fee(1)	$48,629	$46,039
Less: Amount representing interest(2)	(10,803)	(11,173)
Present value of IGB Reconciliation Fee	$37,826	$34,866

__________

(1)	Calculated based upon gaming revenues generated during the trailing 12-months of the corresponding dates. This one-time fee will be paid in six annual installments (without interest) beginning in February 2026.
(2)	The effective interest rate of the Revolving Credit Facility (see Note 5) is used to impute interest on this long-term obligation and its corresponding increase to the Illinois gaming license valuation, which approximates their fair values.

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

Many of the Company’s casino customers choose to earn points under its customer loyalty programs. As points are accrued, the Company defers a portion of its casino revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points for various loyalty program benefits, primarily for “free casino play,” complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time. Such liabilities were approximately $0.9 million for each of March 31, 2025 and December 31, 2024, and these amounts are included in “other accrued liabilities” on the condensed consolidated balance sheets.

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

Indiana. Under the Company’s one active Sports Agreement in Indiana that commenced in December 2021, we receive a percentage of revenues (as defined), subject to an annualized minimum amount. Additionally, a $1.0 million market access fee, received upon signing of the agreement, was being amortized over the initial 10-year term of the agreement. In July 2024, the agreement was amended to settle overdue payments and to reduce future annual amounts for the remainder of the initial term, which resulted in annualized straight-line revenues of $0.5 million through the remainder of the current term. In January 2025, such operator gave notice that it was discontinuing operations in Indiana in December 2025.

Colorado. Similarly in Colorado, under the Company’s one active Sports Agreement that commenced in June 2020, we receive a percentage of revenues (as defined), subject to an annualized minimum amount. Additionally, a $1.0 million market access fee, received upon signing of the agreement, was being amortized over the initial 10-year term of the agreement. In July 2024, the agreement was amended to settle overdue payments and to reduce future annual amounts for the remainder of the initial term, which resulted in annualized straight-line revenues of $0.5 million through the remainder of the current term. In January 2025, such operator gave notice that it was discontinuing operations in Colorado in June 2025.

Illinois. Under the Company’s Sports Agreement in Illinois, we receive a percentage of revenues (as defined), subject to a minimum of $5.0 million per year. A market access fee of $5.0 million is being amortized over the eight-year term of the Sports Agreement, which began its contractual term in August 2023.

In addition to the market access fees, deferred revenue includes annual prepayments of contracted revenue.

Deferred revenues consisted of the following, as discussed above:

(In thousands)		March 31,	December 31,
	Balance Sheet Location	2025	2024
Deferred revenue, current	Other accrued liabilities	$4,831	$5,854
Deferred revenue, net of current portion	Contract liabilities, net of current portion	3,359	4,550
		$8,190	$10,404

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

Customer Contract Related Liabilities. There may be a difference between the timing of cash receipts from the customer and the recognition of revenue, resulting in a contract or contract-related liability. The Company generally has four types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by a customer; (2) players club points, which represents the deferred allocation of revenue relating to loyalty program incentives earned; (3) contracted sports wagering, which represents payments received in advance from contracted parties relating to Sports Agreements to be recognized as revenue ratably over their respective initial contract terms; and (4) progressive jackpots and other, which represents accumulated slot jackpots not yet won, and includes unpaid wagers and advance payments on goods and services yet to be provided such as deposits on rooms and convention space. With the exception of noncurrent portions of deferred revenues from contracted sports wagering, these liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within “Other accrued liabilities” on the consolidated balance sheets.

The following table summarizes the activity related to short- and long-term customer contract related liabilities:

	Outstanding		Players		Contracted		Progressive
(In thousands)	Chip Liability		Club Points		Sports Wagering(1)		Jackpots and Other
	2025	2024	2025	2024	2025	2024	2025	2024
Balance at January 1	$683	$527	$930	$765	$10,404	$12,367	$5,767	$4,477
Balance at March 31	538	499	926	826	8,190	10,653	5,685	5,033
Increase (Decrease)	$(145)	$(28)	$(4)	$61	$(2,214)	$(1,714)	$(82)	$556

__________

(1)	There were three active skins at March 31, 2025, compared to four active skins at March 31, 2024.

Income Taxes. For interim income tax reporting for the three months ended March 31, 2025, the Company estimates its annual effective tax rate and applies it to its year-to-date pretax income or loss.

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

Estimated compensation costs for performance stock, in particular, reflect meeting certain growth-rate targets and may be subject to partial or full reversals in the current or following year if not completely met at year-end.  In the first quarter of 2025, the Company’s compensation committee determined that certain performance criteria for 2024 were not satisfied. As a result, stock-based compensation costs of $0.8 million that were previously recognized in 2024 were reversed. This reversal resulted in a net credit to stock-based compensation expense during the first quarter of 2025 of $0.2 million.

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

Finance and operating lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement, plus any qualifying initial direct costs paid prior to commencement for ROU assets. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate in determining the present value of future payments based on the information available at the commencement date and/or modification date. The expected lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term for operating leases. For finance leases, the ROU asset depreciates/amortizes on a straight-line basis over the shorter of the lease term or useful life of the ROU asset as applicable, and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement or modification.

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

ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, Subtopic 220-40, Disaggregation of Income Statement Expenses (“Update 2024-03”). In November 2024, the FASB issued Update 2024-03, which expands disclosures about specific expense categories presented on the face of the income statement. Update 2024-03 is effective for financial statements issued for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2024-03 to the consolidated financial statements.

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

3. ASSETS HELD FOR SALE AND SUBSEQUENT EVENT

On August 28, 2024, the Company entered into an agreement with a third party to sell Stockman’s for total gross proceeds of $9.2 million, plus certain working capital adjustments at closing. The sale was designed to be completed in two phases: the sale of Stockman’s real property for $7.0 million, which closed on September 27, 2024 at a $1.9 million gain; and the sale of certain remaining operating assets and related liabilities for $2.2 million (excluding working capital adjustments), which closed on April 1, 2025 at a $0.2 million loss, reflecting transaction costs incurred to date. Accordingly, as of April 1, 2025, the Company no longer owns or operates Stockman’s Casino. The disposition of Stockman’s is not expected to have a major effect on the Company’s operations and financial results.

The carrying amounts of Stockman’s assets and liabilities held for sale as of March 31, 2025, and subsequently sold on April 1, 2025, are presented in the table below:

(In thousands)	March 31,
2025
ASSETS
Current assets
Cash	$250
Inventories	28
Total current assets held for sale	278
Property and equipment, net	378
Goodwill	1,809
Other intangible assets, net	4
Valuation Allowance - Transaction Costs	(212)
Total assets held for sale, net	$2,257
LIABILITIES
Current liabilities
Other accrued liabilities	$75
Total liabilities related to assets held for sale	$75

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

Operating Leases

Waukegan Ground Lease through February 2122 and Option to Purchase. In January 2023, the Company’s subsidiary, FHR-Illinois, LLC, entered into a 99-year ground lease (the “Ground Lease”) for approximately 32 acres of land (the “City-Owned Parcel”) with the City of Waukegan in Illinois (the “City”). The ground lease commenced concurrently with the opening of American Place on February 17, 2023. The City-Owned Parcel and an adjacent 10-acre parcel owned by the Company comprise the location of American Place, including its temporary facility. Annual rent under the Ground Lease is the greater of (i) $3.0 million, or (ii) 2.5% of gross gaming revenue (as defined in the lease) generated by American Place.

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

In July 2024, the lease was further amended to extend the term through December 31, 2034 and, additionally, permits the lessor to terminate the lease early with six months’ notice for a significant renovation of the property, on different terms than above. In January 2025, the annual rent increased nominally from $2.00 million to $2.01 million, and will subsequently increase by 2% annually for the remainder of the extended term. Except as set forth in the amendment, all other terms of the Hyatt Lease remain in full force and effect. Accordingly, the Company remeasured this lease’s related ROU asset and liability balances upon the effective date of this amendment.

Corporate Office Lease through April 2030. The Company leases 4,479 square feet of office space in Las Vegas, Nevada. In September 2024, the Company entered into an amendment with the landlord to extend the lease through April 30, 2030. The prior annual rent of $0.20 million declined in February 2025 to $0.17 million, will increase in February 2026 to $0.23 million, and then increase 3% annually on each anniversary for the remainder of the extended term. The amended lease also includes one renewal at the Company’s option for five years with rent to be determined at the fair market rate. Accordingly, the Company remeasured this lease’s related ROU asset and liability balances upon the effective date of this amendment.

Stockman’s Sale-Leaseback. In connection with the sale of Stockman’s real estate that closed on September 27, 2024, the Company’s subsidiary, Stockman’s Casino, Inc., entered into a short-term lease for use of the facilities with monthly rent of $50,000. Such leaseback terminated upon the second closing of the Stockman’s sale on April 1, 2025. See Note 3 for details.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-guestroom hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel, and approximately 3.01 acres of land on which it resides, at a price based upon the hotel’s original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. At March 31, 2025, such potential purchase price was $1.5 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

Leases recorded on the balance sheet consist of the following:

(In thousands)
		March 31,	December 31,
Leases	Balance Sheet Classification	2025	2024
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$55,138	$55,957
Finance lease assets	Property and Equipment, Net(1)	4,206	4,245
Finance lease assets	Finance Lease Right-of-Use Assets, Net(2)	641	976
Total lease assets		$59,985	$61,178

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$4,113	$4,226
Finance	Current Portion of Finance Lease Obligations	1,314	1,610
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	51,882	52,324
Finance	Finance Lease Obligations, Net of Current Portion	944	1,095
Total lease liabilities		$58,253	$59,255

__________

(1)	Finance lease assets are recorded net of accumulated amortization of $2.9 million for each of March 31, 2025 and December 31, 2024.
(2)	These finance lease assets are recorded separately from Property and Equipment due to meeting qualifying classification criteria under ASC 842, but ownership of such assets is not expected to transfer to the Company upon term expiration. Additionally, amortization of these assets are expensed over the duration of the lease term or their estimated useful lives, whichever is earlier.

The components of lease expenses are as follows:

(In thousands)		Three Months Ended
	Classification within	March 31,
Lease Costs	Statement of Operations	2025	2024
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$2,042	$1,963
Short-term payments(1)	Selling, General and Administrative Expenses	254	—
Variable payments	Selling, General and Administrative Expenses	310	263
Finance leases:
Amortization of leased assets	Depreciation and Amortization	375	375
Interest on lease liabilities	Interest Expense, Net	42	79
Total lease costs		$3,023	$2,680

__________

(1)	Includes payments for the leaseback of Stockman’s real estate totaling $0.2 million during 2025.

Maturities of lease liabilities at March 31, 2025 are summarized as follows:

(In thousands)
	Operating	Finance
Years Ending December 31,	Leases	Leases
2025 (excluding the three months ended March 31, 2025)	$5,931	$1,232
2026	7,067	652
2027	6,762	489
2028	6,900	—
2029	6,951	—
Thereafter	319,377	—
Total future minimum lease payments	352,988	2,373
Less: Amount representing interest	(296,993)	(115)
Present value of lease liabilities	55,995	2,258
Less: Current lease obligations	(4,113)	(1,314)
Long-term lease obligations	$51,882	$944

Other information related to lease term and discount rate is as follows:

	March 31,		December 31,
Lease Term and Discount Rate	2025		2024
Weighted-average remaining lease term
Operating leases	56.0	years	55.8	years
Finance leases	1.9	years	2.0	years
Weighted-average discount rate
Operating leases	10.86%		10.86%
Finance leases	6.38%		6.75%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Three Months Ended
	March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows for operating leases	$1,871	$1,901
Operating cash flows for finance leases	$42	$79
Financing cash flows for finance leases	$447	$410

5. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)	March 31,	December 31,
	2025	2024
Revolving Credit Facility due 2027	$30,000	$27,000
8.25% Senior Secured Notes due 2028	450,000	450,000
Less: Unamortized debt issuance costs and discounts/premiums, net	(8,261)	(8,861)
	$471,739	$468,139

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

The Notes contain representations and warranties, covenants, and restrictions on dividends customary for notes of this type. Mandatory prepayments, in whole or in part, of the Notes will be required upon the occurrence of certain events, including sales of certain assets (unless such net proceeds are reinvested in the business) or upon certain changes of control.

The Company may redeem some or all of the Notes for cash at the following redemption prices:

Redemption Periods	Percentage Premium
February 15, 2025 to February 14, 2026	102.063%
February 15, 2026 and Thereafter	100.000%

Revolving Credit Facility due 2027. On February 7, 2022, the Company entered into a First Amendment to Credit Agreement with Capital One, N.A. (“Capital One”), which, among other things, increased the borrowing capacity under the Company’s Credit Agreement, dated March 31, 2021, from $15.0 million to $40.0 million. The amended $40.0 million senior secured revolving credit facility includes a letter of credit sub-facility and may be used for working capital and other ongoing general purposes.

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

The interest rate per annum applicable to loans under the Credit Facility is currently, at the Company’s option, either (i) the Secured Overnight Financing Rate (“SOFR”) plus a margin equal to 3.00% and a Term SOFR adjustment of 0.15%, or (ii) a base rate plus a margin equal to 2.00%. Terms regarding the annual commitment fee and customary letter of credit fees remain unchanged from the original Credit Agreement, dated March 31, 2021.

The Credit Facility is equally and ratably secured by the same assets and guarantees securing the Notes. The Company may make prepayments of any amounts outstanding under the Credit Facility (without any reduction of the revolving commitments) in whole or in part at any time without penalty.

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing 12-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. At March 31, 2025, the Company complied with this financial covenant and $30.0 million of borrowings were outstanding under the Credit Facility.

Fair Value of Long-Term Debt. The estimated fair value of the Notes was approximately $444.8 million at March 31, 2025 and $447.5 million at December 31, 2024, which values were estimated using quoted market prices (Level 1 inputs). The fair value of the Credit Facility approximates its carrying amount, as it is revolving, variable rate debt, and is classified as a Level 2 measurement.

6. INCOME TAXES

The Company’s effective income tax rate for the three months ended March 31, 2025 and 2024 was (2.2%) and (3.8%), respectively. The change in the effective income tax rate was primarily due to the Company’s projections for pre-tax book income in 2025 and changes in valuation allowances. The Company’s income tax provision or benefit for interim periods has been determined using an estimate of its annual effective tax rate, adjusted for discrete items.

The Company continues to assess the realizability of deferred tax assets (“DTAs”) and concluded that it has not met the “more likely than not” threshold. At March 31, 2025, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with Accounting Standards Codification 740 (“ASC 740”), this assessment has taken into consideration the jurisdictions in which these DTAs reside. The valuation allowance against DTAs has no effect on the actual taxes paid or owed by the Company.

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

8. EARNINGS (LOSS) PER SHARE

The table below reconciles basic and diluted loss per share of common stock:

(In thousands)	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss ─ basic	$(9,765)	$(11,272)
Net loss ─ diluted	$(9,765)	$(11,272)

Denominator:
Weighted-average common shares ─ basic	35,831	34,590
Potential dilution from share-based awards	—	—
Weighted-average common and common share equivalents ─ diluted	35,831	34,590
Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	3,104	4,212

9. SEGMENT INFORMATION

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

The following tables present the Company’s segment information:

(In thousands)	Three Months Ended March 31, 2025
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$44,044	$11,256	$—	$55,300
Food and beverage	8,171	1,890	—	10,061
Hotel	1,700	2,142	—	3,842
Other operations, including contracted sports wagering	3,257	318	2,280	5,855
Total consolidated revenues	57,172	15,606	2,280	75,058

Less:
Payroll and related costs	15,280	6,997	—	22,277
Cost of sales	3,972	956	—	4,928
Taxes(1)	9,982	1,764	13	11,759
Other segment items(2)	14,831	8,356	87	23,274
Total segment expenses	44,065	18,073	100	62,238

Adjusted Segment EBITDA	13,107	(2,467)	2,180	12,820
Other operating costs and expenses:
Depreciation and amortization				(10,607)
Corporate expenses				(1,333)
Project development costs				(141)
Loss on disposal of assets				(6)
Impairment of assets held for sale at Stockman’s				(212)
Stock-based compensation, net				217
Operating income				738
Other expense:
Interest expense, net				(10,297)
				(10,297)
Loss before income taxes				(9,559)
Income tax provision				206
Net loss				$(9,765)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Credit loss expense net of recoveries, as well as certain overhead expenses.

(In thousands)	Three Months Ended March 31, 2024
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$40,909	$10,764	$—	$51,673
Food and beverage	8,510	1,259	—	9,769
Hotel	2,008	844	—	2,852
Other operations, including contracted sports wagering	3,205	165	2,260	5,630
Total consolidated revenues	54,632	13,032	2,260	69,924

Less:
Payroll and related costs	14,129	5,644	—	19,773
Cost of sales	4,612	745	—	5,357
Taxes(1)	9,204	1,243	13	10,460
Other segment items(2)	14,005	5,533	312	19,850
Total segment expenses	41,950	13,165	325	55,440

Adjusted Segment EBITDA	12,682	(133)	1,935	14,484
Other operating costs and expenses:
Depreciation and amortization				(10,625)
Corporate expenses				(2,075)
Preopening costs				(1,663)
Loss on disposal of assets				(18)
Stock-based compensation				(709)
Operating loss				(606)
Other expense:
Interest expense, net				(10,250)
				(10,250)
Loss before income taxes				(10,856)
Income tax provision				416
Net loss				$(11,272)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Credit loss expense net of recoveries, as well as certain overhead expenses.

(In thousands)	March 31,	December 31,
	2025	2024
Total Assets
Midwest & South	$290,880	$293,466
West	353,493	360,057
Contracted Sports Wagering	4	68
Corporate and Other	12,822	19,743
	$657,199	$673,334

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2024, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2025. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House,” the “Company,” “we,” “our” or “us,” except where stated or the context otherwise indicates.

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering, among other amenities, casino gambling, hotel accommodations, dining, golf, RV camping, sports betting, entertainment and retail outlets.

The following table identifies our segments, along with properties and their locations:

Segments and Properties	Locations
Midwest & South
American Place Casino (“American Place”)	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel (“Silver Slipper”)	Hancock County, MS (near New Orleans)
Rising Star Casino Resort (“Rising Star”)	Rising Sun, IN (near Cincinnati)
West
Bronco Billy’s Casino (“Bronco Billy’s”) and Chamonix Casino Hotel (“Chamonix”)	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (“Grand Lodge”), leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino (“Stockman’s”)*	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
One active sports wagering website (“skin”), plus two others that are currently idle	Colorado
One active sports wagering website (“skin”), plus two others that are currently idle	Indiana
One active sports wagering website (“skin”)	Illinois

__________

*	As of April 1, 2025, we no longer own or operate Stockman’s Casino. See Note 3 for details.

As of this report date, we currently operate six casinos: five on real estate that we own or lease and one located within a hotel owned by a third party. Additionally, we benefit from seven permitted sports wagering skins – three in Colorado, three in Indiana, and one in Illinois.

In February 2023, we opened our temporary American Place facility, which we are permitted to operate until August 2027. We have begun the design work for the permanent gaming facility that we plan to build on adjoining land.

In October 2024, we completed the phased opening of Chamonix, our newest property located adjacent to our existing Bronco Billy’s Casino.

In April 2025, we completed the sale of Stockman’s to a privately owned company.

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

We set minimum and maximum betting limits for our slot machines and table games based on market conditions, customer demand and other factors. Our gaming revenues are derived from a broad base of guests that includes both high- and low-stakes players. At Silver Slipper, our sports book operations are in partnership with a company specializing in race and sports betting. At Rising Star, Bronco Billy’s, and American Place, we have contracted with other companies to operate our online sports wagering skins under their own brands in exchange for a percentage of revenues, as defined, subject to annual minimum amounts; the same company that utilizes our online sports skin in Illinois also operates our on-site sports book at American Place. Our operating results may also be affected by, among other things, overall economic conditions affecting the disposable income of our guests, weather conditions affecting access to our properties, achieving and maintaining cost efficiencies, taxation and other regulatory changes, and competitive factors, including but not limited to, additions and improvements to the competitive supply of gaming facilities, as well as pandemics and similar widespread health emergencies.

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

Recent Developments

Stockman’s Sale. On August 28, 2024, we entered into an agreement to sell the operating assets of Stockman’s for aggregate cash consideration of $9.2 million, plus certain working capital adjustments at closing. The asset sale was designed to be completed in two phases: the sale of Stockman’s real property for $7.0 million, which closed in the second half of 2024 at a $1.9 million gain; and the sale of certain remaining operating assets for $2.2 million (excluding working capital adjustments), which closed on April 1, 2025 at a $0.2 million loss. Accordingly, as of April 1, 2025, we no longer own or operate Stockman’s Casino.

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

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three months ended March 31, 2025 and 2024:

	Three Months Ended
(In thousands)	March 31,		Increase /
	2025	2024	(Decrease)
Revenues	$75,058	$69,924	7.3%
Operating expenses	74,320	70,530	5.4%
Operating income (loss)	738	(606)	N.M.
Interest expense, net	10,297	10,250	0.5%
Income tax provision	206	416	(50.5)%
Net loss	$(9,765)	$(11,272)	(13.4)%

__________
N.M. Not meaningful.

	Three Months Ended
(In thousands)	March 31,		Increase /
	2025	2024	(Decrease)
Casino revenues
Slots	$44,955	$42,509	5.8%
Table games	10,256	9,040	13.5%
Other	89	124	(28.2)%
	55,300	51,673	7.0%

Non-casino revenues, net
Food and beverage	10,061	9,769	3.0%
Hotel	3,842	2,852	34.7%
Other	5,855	5,630	4.0%
	19,758	18,251	8.3%
Total revenues	$75,058	$69,924	7.3%

	Three Months Ended
	March 31,		Increase /
(In thousands)	2025	2024	(Decrease)

Slot coin-in	$775,622	$724,849	7.0%
Slot win(1)	$57,897	$53,132	9.0%
Slot hold percentage(2)	7.5%	7.3%	0.2	pts
Table game drop	$54,574	$46,928	16.3%
Table game win(1)	$10,368	$9,260	12.0%
Table game hold percentage(2)	19.0%	19.7%	(0.7)	pts

__________

(1)	Does not reflect reductions in casino revenues from “discretionary comps” (see Note 2 for more information on our customer loyalty programs).
(2)	The three-year averages for slot hold percentage and table game hold percentage were 7.4% and 18.3%, respectively. A significant portion of our results in the recent quarters reflect the opening of two new casinos. Their win percentages may differ from historical averages.

The following discussion is based on our condensed consolidated financial statements for the three months ended March 31, 2025 and 2024.

Revenues. Consolidated total revenues increased by 7.3% (or $5.1 million) for the three months ended March 31, 2025, compared to the prior-year period. This was primarily due to the continued ramp-up of operations at our two newest properties, American Place and Chamonix.

Operating Expenses. Consolidated operating expenses increased by 5.4% (or $3.8 million) for the three months ended March 31, 2025, compared to the prior-year period. These increases were primarily due to the ramp-up of operations mentioned above at American Place and Chamonix, which resulted in increased casino, food and beverage, hotel, and selling, general and administrative expenses. For American Place, these expenses included a $1.6 million increase in casino costs and a $1.5 million increase in selling, general and administrative costs for the three months ended March 31, 2025, compared to the prior-year period. For Chamonix, these expenses included a $2.3 million increase in selling, general and administrative costs for the three months ended March 31, 2025, compared to the prior-year period.

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense, net, consists of the following:

	Three Months Ended
(In thousands)	March 31,
	2025	2024
Interest expense (excluding bond fee amortization and discounts/premiums)	$9,946	$10,208
Amortization of debt issuance costs and discounts/premiums	739	743
Capitalized interest	(302)	(361)
Interest income and other	(86)	(340)
	$10,297	$10,250

Compared to the prior-year period, net interest expense for the three months ended March 31, 2025 was relatively flat, primarily due to a combination of reductions in interest rates applied to the revolving credit facility, less capitalized interest due to the completion of Chamonix’s phased opening in October 2024, and reductions in interest income. Our cash balances during the 2025 period were lower, compared to the prior-year period, as we invested cash to complete construction of Chamonix.

Other Non-Operating Expenses, Net

We had no other non-operating expense for each of the three months ended March 31, 2025 and 2024.

Income Tax Expense. We recognized an income tax provision of $0.2 million and $0.4 million for the respective three months ended March 31, 2025 and 2024, which resulted in effective income tax rates of (2.2%) and (3.8%), respectively. The change in the effective income tax rate was primarily due to the Company’s projections for pre-tax book income in 2025, as well as changes in valuation allowances.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2025 results. As we have incurred losses in prior periods, we anticipate any current-year taxable income will be offset by tax carryforwards from prior years. We continue to evaluate, on a quarterly basis, the ability to realize our deferred tax assets and the need for a valuation allowance. The valuation allowance, and the potential reversal of such allowance, have no bearing on the taxes actually paid by the Company.

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

(In thousands)	Three Months Ended
	March 31,		Increase /
	2025	2024	(Decrease)
Revenues
Midwest & South	$57,172	$54,632	4.6%
West	15,606	13,032	19.8%
Contracted Sports Wagering	2,280	2,260	0.9%
	$75,058	$69,924	7.3%
Adjusted Segment EBITDA and Adjusted EBITDA
Midwest & South	$13,107	$12,682	3.4%
West	(2,467)	(133)	1,754.9%
Contracted Sports Wagering	2,180	1,935	12.7%
Adjusted Segment EBITDA	12,820	14,484	(11.5)%
Corporate	(1,333)	(2,075)	(35.8)%
Adjusted EBITDA	$11,487	$12,409	(7.4)%

Adjusted Segment EBITDA Margin
Midwest & South	22.9%	23.2%	(0.3)	pts
West	(15.8)%	(1.0)%	(14.8)	pts
Contracted Sports Wagering	95.6%	85.6%	10.0	pts

Midwest & South

Our Midwest & South segment includes Silver Slipper, Rising Star and American Place. Total revenues for the three months ended March 31, 2025 increased by 4.6% (or $2.5 million). Continuing growth at American Place since its opening in February 2023 offset revenue declines at Silver Slipper and Rising Star.

Casino revenue increased by 7.7% (or $3.1 million) for the three months ended March 31, 2025. Slot revenue increased by 6.6% (or $2.2 million), while table games revenue increased by 12.6% (or $1.0 million).

Non-casino revenue declined by 4.3% (or $0.6 million) for the three months ended March 31, 2025, primarily due to decreases in revenues at Silver Slipper. Food and beverage revenue declined by 4.0% (or $0.3 million) for the current-year period, while hotel revenue declined by 15.3% (or $0.3 million).

Adjusted Segment EBITDA rose by 3.4% (or $0.4 million) for the three months ended March 31, 2025, reflecting the benefit of the revenue increases mentioned above, as well as a new leadership team at Silver Slipper and its focus on reducing operational expenses.  Partially offsetting these improvements were an increase in overall advertising activity, including production costs for new advertisements, additional labor costs related to expanded food options, and a higher gaming tax rate due to higher casino revenues, all at American Place.

West

Our West segment includes Bronco Billy’s, Chamonix, Grand Lodge, and Stockman’s, the sale of which was completed on April 1, 2025 (see Note 3). The market in Cripple Creek, Colorado, is typically seasonal, favoring the summer months. Our Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of annual revenues. Additionally, snowfall levels during the winter months can often affect operations, as Grand Lodge is located near several major ski resorts. While Grand Lodge typically benefits from a “good” snow year, resulting in extended periods of operation at the nearby ski areas, excessive snow levels can also result in challenging driving conditions or the closure of roads leading to the property.

Total revenues increased by 19.8% (or $2.6 million) for the three months ended March 31, 2025, primarily due to the ramp-up of operations at Chamonix, which was designed to integrate with existing operations at Bronco Billy’s.

Casino revenue rose by $0.5 million for the three months ended March 31, 2025, reflecting contributions from Chamonix and improved operating conditions at Bronco  Billy’s, which helped to offset declines at the segment’s other properties. Slot revenue accounted for over half of the increase, rising by $0.3 million (or 2.7%). Table games revenue rose by $0.2 million (or 18.4%) for the three months ended March 31, 2025, attributable mostly to our Colorado operations.

Non-casino revenue increased by 91.8% (or $2.1 million) for the three months ended March 31, 2025. Food and beverage revenue increased by $0.6 million and hotel revenue rose by $1.3 million for the 2025 period, largely due to Chamonix’s phased opening through October 2024 and its continuing ramp-up of operations. Guest volume increases from Chamonix’s new hotel also benefited food and beverage venues throughout Chamonix and Bronco Billy’s.

Adjusted Segment EBITDA declined by $2.3 million for the three months ended March 31, 2025 to $(2.5) million from $(0.1) million in the prior-year period. Current-period results reflect early inefficiencies related to Chamonix’s new operations. Elevated expenses include the training of new employees and additional marketing costs expected to benefit future operations, as well as the cost of operating many amenities at the new resort. In March 2025, we hired a new general manager to lead our Chamonix and Bronco Billy’s operations.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado, Indiana and Illinois.

For the three months ended March 31, 2025, revenues remained relatively flat at $2.3 million, compared to the prior-year period. Adjusted Segment EBITDA was $2.2 million, a 12.7% increase from $1.9 million in the prior-year period. These results reflect a provision for credit losses on sports wagering receivables of $0.3 million in the first quarter of 2024. There was no such provision for the current-year period.

We had two idle sports skins in each of Indiana and Colorado as of March 31, 2025. In January 2025, we received notice that our remaining contracted sports betting operator in Colorado and Indiana was discontinuing its operations in those states, to be effective in June 2025 and December 2025, respectively. There is no certainty that we will be able to enter into agreements with other third-party operators on similar terms or at all.

Corporate

Corporate expenses for the respective three months ended March 31, 2025 declined by 35.8% (or $0.7 million), compared to the prior-year period, primarily due to decreases in accrued bonus compensation and certain third-party professional services fees. Corporate expenses were $1.3 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively.

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

The following table presents a reconciliation of net loss and operating income (loss) to Adjusted EBITDA:

(In thousands)	Three Months Ended
	March 31,
	2025	2024
Net loss	$(9,765)	$(11,272)
Income tax provision	206	416
Interest expense, net	10,297	10,250
Operating income (loss)	738	(606)
Project development costs	141	—
Preopening costs	—	1,663
Depreciation and amortization	10,607	10,625
Loss on disposal of assets	6	18
Impairment of assets held for sale at Stockman’s	212	—
Stock-based compensation, net	(217)	709
Adjusted EBITDA	$11,487	$12,409

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA.

Three Months Ended March 31, 2025
(In thousands)
							Adjusted
				Impairment			Segment
	Operating	Depreciation	Loss on	of assets held	Project		EBITDA and
	Income	and	Disposal	for sale at	Development	Stock-Based	Adjusted
	(Loss)	Amortization	of Assets	Stockman’s	Costs	Compensation, net	EBITDA
Reporting segments
Midwest & South	$6,892	$6,209	$6	$—	$—	$—	$13,107
West	(7,056)	4,377	—	212	—	—	(2,467)
Contracted Sports Wagering	2,180	—	—	—	—	—	2,180
	2,016	10,586	6	212	—	—	12,820
Other operations
Corporate	(1,278)	21	—	—	141	(217)	(1,333)
	$738	$10,607	$6	$212	$141	$(217)	$11,487

Three Months Ended March 31, 2024
(In thousands)
						Adjusted
						Segment
	Operating	Depreciation	Loss on			EBITDA and
	Income	and	Disposal	Preopening	Stock-Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$5,809	$6,736	$18	$119	$—	$12,682
West	(5,536)	3,859	—	1,544	—	(133)
Contracted Sports Wagering	1,935	—	—	—	—	1,935
	2,208	10,595	18	1,663	—	14,484
Other operations
Corporate	(2,814)	30	—	—	709	(2,075)
	$(606)	$10,625	$18	$1,663	$709	$12,409

Liquidity and Capital Resources

Cash Flows

At March 31, 2025, we had $30.7 million of cash and equivalents. Over the last several years, we invested in two large construction projects that are now open to the public: the temporary facility at American Place, which opened in February 2023, and Chamonix, which opened in phases between December 2023 and October 2024. Such construction activity is now complete and their operations are in their ramp-up periods. We estimate that between $10 million and $15 million of cash is used in our day-to-day operations, including on-site cash in our slot machines, change and redemption kiosks, and cages. We believe that current cash balances, together with the available borrowing capacity under our revolving credit facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations.

Cash flows – operating activities. On a consolidated basis, cash used in operations during the three months ended March 31, 2025 was $9.5 million, compared to cash used in operations of $4.4 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. During the current period, we benefited from strong performance at American Place, as well as operational improvements at Silver Slipper. Early inefficiencies related to Chamonix’s phased opening adversely affected cash flows from operating activities in both periods.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the respective three months ended March 31, 2025 and 2024 was $2.9 million and $22.6 million, both primarily related to the construction of Chamonix.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during the three months ended March 31, 2025 was $2.8 million, compared to cash used in financing activities of $0.5 million in the prior-year period. During 2025, net borrowings from the Credit Facility increased by an additional $3.0 million.

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

Debt

Long-term Debt. At March 31, 2025, we had $450.0 million of principal indebtedness outstanding under the Notes and $30.0 million outstanding under the Credit Facility. We also owe $1.5 million related to our finance lease of a hotel at Rising Star. With the exception of the Credit Facility, all of our debt is at fixed interest rates. See Note 5 for details on our debt obligations.

Other

Capital Investments. In addition to normal maintenance capital expenditures, we expect to make significant capital investments once we commence construction of the permanent American Place facility, which could begin as early as the second half of 2025.

American Place. We were selected by the IGB to develop and operate American Place in Waukegan, Illinois. While the larger permanent facility is under development, we are operating the temporary American Place facility, which opened in February 2023. We expect to internally generate a portion of the needed funds to complete American Place, but we will likely need additional financing. While there is no certainty that we will be able to do so, we intend to arrange such additional funding through the refinancing of our existing debt. Such debt is currently callable and otherwise scheduled to mature in February 2028.

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

Hyatt Owner’s Option to Purchase our Leasehold Interest and Related Assets. Our lease with the owner of the Hyatt Lake Tahoe to operate Grand Lodge currently expires on December 31, 2034. In the event of a significant renovation, the lessor may terminate the lease early with six months’ notice. Similar to previous lease arrangements, the lessor also has the ability to purchase our leasehold interest and related casino operating assets at any time prior to lease expiration. See Note 4 for more information.

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

Critical Accounting Estimates and Policies

We describe our critical accounting estimates and policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2024. We also discuss our critical accounting estimates and policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2024. There has been no significant change in our estimation methods since the end of 2024.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; our expected construction budgets, estimated commencement and completion dates, expected amenities, and our expected operational performance for the American Place permanent facility; our expectations regarding our ability to generate operating cash flow and to obtain debt financing on reasonable terms and conditions for the construction of the permanent American Place facility; our expectations regarding our ability to refinance our outstanding debt; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects, and the resulting impact on our financial results; our sports wagering contracts with third-party providers, including the expected revenues and expenses and our expectations regarding the operation and usage of our available idle sports wagering contracts, our ability to replace any terminated sports wagering contracts or our ability to operate sports wagering contracts ourselves; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; anticipated sources of funds; anticipated or potential legislative actions; beliefs in connection with our marketing efforts; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal and litigation matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those risks discussed in Part I, Item 1A—Risk Factors and throughout Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of our Annual Report on Form 10-K for the year ended December 31, 2024, and in Part II, Item 1A—Risk Factors and elsewhere of this Form 10-Q. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the SEC, and our Annual Report on Form 10-K for the year ended December 31, 2024, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — At March 31, 2025, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2025, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 5. Other Information

Insider Trading Arrangements — On March 11, 2025, Elaine Guidroz, our Senior Vice President, Secretary and General Counsel, adopted a trading arrangement for the sale of securities of our common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Ms. Guidroz’s Rule 10b5-1 Trading Plan, which has a term until February 27, 2026, provides for the sale of up to 27,000 shares of common stock pursuant to one or more market or limit orders.

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

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 6. Exhibits

Exhibit Number	Description
10.1

Third Amendment to Credit Agreement, dated as of March 5, 2025, among the Company, the guarantors party thereto and Capital One, National Association, as administrative agent. (Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) filed on March 11, 2025).

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

FULL HOUSE RESORTS, INC.

Date: May 8, 2025	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: May 8, 2025	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)