Form 10-Q
period 2025-06-30
FULL HOUSE RESORTS INC
filed 2025-08-08
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

At August 4, 2025, there were 36,111,498 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Casino	$56,983	$54,685	$112,283	$106,358
Food and beverage	9,580	10,403	19,641	20,172
Hotel	3,720	3,742	7,562	6,594
Other operations, including contracted sports wagering	3,663	4,662	9,518	10,292
	73,946	73,492	149,004	143,416
Operating costs and expenses
Casino	22,877	20,719	45,762	41,294
Food and beverage	9,508	10,714	19,827	20,474
Hotel	2,183	2,383	4,546	4,546
Other operations	964	990	1,810	1,781
Selling, general and administrative	27,874	25,285	54,815	50,220
Project development costs	33	3	174	3
Preopening costs	—	757	—	2,420
Depreciation and amortization	10,588	10,326	21,195	20,951
Loss on disposal of assets	—	—	6	18
(Gain) loss on sale of Stockman’s, net of impairment	(7)	—	205	—
	74,020	71,177	148,340	141,707
Operating (loss) income	(74)	2,315	664	1,709
Other expenses
Interest expense, net	(10,354)	(11,023)	(20,651)	(21,273)
Other	(50)	—	(50)	—
	(10,404)	(11,023)	(20,701)	(21,273)
Loss before income taxes	(10,478)	(8,708)	(20,037)	(19,564)
Income tax (benefit) provision	(95)	(79)	111	337
Net loss	$(10,383)	$(8,629)	$(20,148)	$(19,901)

Basic loss per share	$(0.29)	$(0.25)	$(0.56)	$(0.57)
Diluted loss per share	$(0.29)	$(0.25)	$(0.56)	$(0.57)

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and equivalents	$32,131	$40,221
Accounts receivable, net	4,555	5,101
Inventories	2,147	2,088
Prepaid expenses and other	4,488	3,516
Assets held for sale	—	2,486
	43,321	53,412

Property and equipment, net	429,897	446,674
Operating lease right-of-use assets, net	54,531	55,957
Finance lease right-of-use assets, net	305	976
Goodwill	19,477	19,477
Other intangible assets, net of accumulated amortization of $516 and $445	103,417	96,133
Deposits and other	589	705
	$651,537	$673,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,031	$8,357
Capital expenditures payable	5,690	8,211
Accrued payroll and related	8,263	6,435
Accrued interest	13,933	14,270
Other accrued liabilities	30,048	24,260
Current portion of operating lease obligations	4,084	4,226
Current portion of finance lease obligations	1,011	1,610
Liabilities related to assets held for sale	—	86
	69,060	67,455

Operating lease obligations, net of current portion	51,448	52,324
Finance lease obligations, net of current portion	791	1,095
Other long-term liabilities, net of current portion	36,293	37,328
Long-term debt, net	467,474	468,139
Deferred income taxes, net	2,057	1,946
Contract liabilities, net of current portion	3,203	4,550
	630,326	632,837
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 36,111,498 and 35,648,668 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	116,643	115,781
Accumulated deficit	(95,436)	(75,288)
	21,211	40,497
	$651,537	$673,334

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Dollars	Capital	Deficit	Equity
Balance, January 1, 2025	35,649	$4	$115,781	$(75,288)	$40,497
Options exercised	327	—	485	—	485
Stock-based compensation	—	—	575	—	575
Cancellation of performance-based shares	—	—	(792)	—	(792)
Net loss	—	—	—	(9,765)	(9,765)
Balance, March 31, 2025	35,976	4	116,049	(85,053)	31,000
Restricted stocks vested	135	—	—	—	—
Stock-based compensation	—	—	594	—	594
Net loss	—	—	—	(10,383)	(10,383)
Balance, June 30, 2025	36,111	$4	$116,643	$(95,436)	$21,211

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2024	35,302	$4	$113,329	712	$(869)	$(34,616)	$77,848
Stock-based compensation	—	—	709	—	—	—	709
Net loss	—	—	—	—	—	(11,272)	(11,272)
Balance, March 31, 2024	35,302	4	114,038	712	(869)	(45,888)	67,285
Options exercised and restricted stocks vested	—	—	(198)	(209)	256	—	58
Stock-based compensation	—	—	740	—	—	—	740
Net loss	—	—	—	—	—	(8,629)	(8,629)
Balance, June 30, 2024	35,302	$4	$114,580	503	$(613)	$(54,517)	$59,454

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(20,148)	$(19,901)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	21,195	20,951
Amortization of debt issuance costs, discounts and premiums	1,475	1,485
Non-cash change in right-of-use (“ROU”) operating lease assets	1,314	1,631
Stock-based compensation, net	377	1,449
Loss on disposal of assets	6	18
Loss on sale of Stockman’s, net	205	—
Provision for credit losses	33	538
Deferred income taxes	111	337
Other	50	—
Increases and decreases in operating assets and liabilities:
Accounts receivable	513	(718)
Prepaid expenses, inventories and other	(1,013)	(814)
Income taxes payable	—	(489)
Operating lease liabilities	(906)	(1,516)
Contract liabilities	(3,837)	(4,060)
Accounts payable and other liabilities	(970)	6,812
Net cash (used in) provided by operating activities	(1,595)	5,723
Cash flows from investing activities:
Capital expenditures, net of changes in payables	(6,214)	(33,939)
Proceeds from sale of Stockman’s	2,412	—
Acquisition of intangible assets	—	(1)
Other	—	15
Net cash used in investing activities	(3,802)	(33,925)
Cash flows from financing activities:
Payment of revolving credit facility extension fees	(139)	—
Borrowings under revolving credit facility	6,500	3,000
Repayment of revolving credit facility borrowings	(8,500)	(3,000)
Repayment of finance lease obligations	(903)	(830)
Proceeds from exercise of stock options	485	58
Repayment of seller-backed mortgage for asset acquisition	(136)	(123)
Net cash used in financing activities	(2,693)	(895)

Net decrease in cash, cash equivalents and restricted cash	(8,090)	(29,097)
Cash, cash equivalents and restricted cash, beginning of period	40,221	73,794
Cash, cash equivalents and restricted cash, end of period	$32,131	$44,697

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – (Continued)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$19,377	$19,599
Cash paid for income taxes	—	489
Payables and accruals incurred for capital expenditures	1,206	8,344
Accrued liability related to asset acquisition	7,354	13,090
Right-of-use asset and liability remeasurements:
Operating leases	(112)	—

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

The following table presents selected information concerning our segments, along with properties and their locations:

Segments and Properties*	Locations
Midwest & South
American Place Casino (“American Place”)	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel (“Silver Slipper”)	Hancock County, MS (near New Orleans)
Rising Star Casino Resort (“Rising Star”)	Rising Sun, IN (near Cincinnati)
West*
Bronco Billy’s Casino (“Bronco Billy’s”) and Chamonix Casino Hotel (“Chamonix”)	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (“Grand Lodge”), leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV (North Shore of Lake Tahoe)
Contracted Sports Wagering
Three idle sports wagering websites (“skins”)	Colorado
One active sports wagering website (“skin”), plus two others that are currently idle	Indiana
One active sports wagering website (“skin”)	Illinois

__________

*	On April 1, 2025, the Company completed its sale of Stockman’s Casino. See Note 4 for details.

The Company currently operates six casinos: five on real estate that we own or lease, and one located within a hotel owned by a third party. Additionally, we benefit from two active permitted sports wagering skins – one each in Indiana and Illinois.

In February 2023, we opened our temporary American Place facility, which we are permitted to operate until August 2027. We have begun the design work for the permanent gaming facility that we plan to build on adjoining land.

In October 2024, we completed the phased opening of Chamonix, our newest property, located adjacent to our existing Bronco Billy’s Casino.

In April 2025, we completed the sale of Stockman’s Casino (“Stockman’s”) to a privately-owned company.

In July 2025, we agreed to an extension of our active sports wagering skin in Indiana through December 2031.

For additional information about the Company’s segments, see Note 11.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Significant Accounting Policies. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s 2024 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as they contain descriptions of its significant accounting policies. Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to be consistent with the current year presentation, which changes had no effect on the previously reported results of operations or financial position.

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

Stock-based Compensation. Estimated compensation costs for performance stock reflect meeting certain growth-rate targets and may be subject to partial or full reversals in the current or following year if not completely met at year-end.  In the first quarter of 2025, the Company’s compensation committee determined that certain performance criteria for 2024 were not satisfied. As a result, stock-based compensation costs of $0.8 million that were previously recognized in 2024 were reversed. For the three months ended June 30, 2025, stock-based compensation was $0.6 million, compared to $0.7 million in the prior-year period. For the six months ended June 30, 2025, stock-based compensation was $0.4 million, compared to $1.4 million in the prior-year period, primarily due to the reversal described above.

Stockholders’ Equity. On April 1, 2025, the Company’s Board adopted the Full House Resorts, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), which was approved by stockholders at the Company’s 2025 Annual Meeting and made effective as of May 15, 2025. To maintain flexibility in the Company’s compensation program, the 2025 Plan allows for a variety of award types, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and performance-based compensation. The 2025 Plan includes 2,300,000 new shares and serves as the successor to the Company’s 2015 Equity Incentive Plan (“the 2015 Plan”), which was terminated upon the adoption of the 2025 Plan, except with respect to awards previously granted under the 2015 Plan that remain outstanding.

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

3. RECEIVABLES, NET

Accounts Receivable and Credit Risk. Accounts receivable consist primarily of casino, hotel, certain sports wagering contracts that paid us in arrears until mid-2024, and other receivables. Accounts receivable are typically non-interest bearing, recorded initially at cost, and are carried net of an appropriate reserve to approximate fair value. Loss reserves are estimated based on specific review of customer accounts including the customers’ willingness and ability to pay and nature of collateral, if any, as well as historical collection experience and current and expected economic and business conditions. Accounts are written off when management deems the account to be uncollectible and recoveries of accounts previously written off are recorded when received.

Accounts receivable consists of the following:

(In thousands)	June 30,	December 31,
	2025	2024
Casino	$349	$653
Hotel	19	13
Other Operations(1)	3,291	3,042
Contracted Sports Wagering	5	1,017
Other	1,053	514
	4,717	5,239
Less: Provision for credit losses	(162)	(138)
	$4,555	$5,101

__________

(1)	Primarily consists of ATM receivables.

The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the respective periods:

(In thousands)
	2025	2024
Balance at January 1	$138	$1,189
Current period provision for credit losses(1)	33	538
Write-offs	(9)	(145)
Balance at June 30	$162	$1,582

__________

(1)	Estimated loss reserves for the 2024 period included a provision totaling $500,000 for two online sports wagering agreements.

Management regularly evaluates the adequacy of the Company’s recorded reserves. At June 30, 2025, we believe that no significant concentrations of credit risk existed for which a reserve had not already been recorded.

4. DISPOSITION

On August 28, 2024, the Company entered into an agreement with a third party to sell Stockman’s for total gross proceeds of $9.2 million, plus certain working capital adjustments at closing. The sale was completed in two phases: the sale of Stockman’s real property for $7.0 million, which closed on September 27, 2024 at a $1.9 million gain; and the sale of certain remaining operating assets and related liabilities for $2.2 million (excluding working capital adjustments), which closed on April 1, 2025 at a $0.2 million loss for the six months ended June 30, 2025, reflecting transaction costs incurred to date through June 30, 2025 (and subject to working capital adjustments that have not been finalized). Accordingly, as of April 1, 2025, the Company no longer owns or operates Stockman’s Casino. The disposition of Stockman’s is not expected to have a major effect on the Company’s operations or financial results.

The carrying amounts of Stockman’s assets and liabilities held for sale, as of the most recent balance sheet date preceding the sale on April 1, 2025, were:

(In thousands)	March 31,
2025
ASSETS
Current assets
Cash	$250
Inventories	28
Total current assets held for sale	278
Property and equipment, net	378
Goodwill	1,809
Other intangible assets, net	4
Valuation Allowance - Transaction Costs	(212)
Total assets held for sale, net	$2,257
LIABILITIES
Current liabilities
Other accrued liabilities	$75
Total liabilities related to assets held for sale	$75

5. LEASES

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

Bronco Billy’s / Chamonix Lease through January 2035 and Option to Purchase. The Company’s subsidiary, FHR-Colorado LLC, leases certain parcels, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. The Company exercised its fourth renewal option to extend the lease term through January 2029, with current annual lease payments of $0.4 million. Annual minimum rent will increase to $0.5 million starting in February 2026, with adjustments on each anniversary thereafter based on the consumer price index. The lease contains a $7.6 million purchase option exercisable at any time during the lease term, or as extended, and a right of first refusal on any sale of the property.

The Company’s related ROU asset and liability balances on its balance sheet factor in all renewal terms through January 2035, as the Company is deemed likely to exercise each renewal unless it exercises its purchase buyout right.

Grand Lodge Casino Lease through December 2034. The Company’s subsidiary, Gaming Entertainment (Nevada), LLC, has a lease (the “Hyatt Lease”) with Incline Hotel, LLC, the owner of the Hyatt Regency Lake Tahoe Resort (“Hyatt Lake Tahoe”), to operate Grand Lodge. It is collateralized by the Company’s interests under the lease and property (as defined in the lease) and is subordinate to the liens of the Notes (see Note 6). The lessor has an option to purchase the Company’s leasehold interest and related operating assets of Grand Lodge at any time prior to lease expiration, subject to payment of certain amounts. The option price is an amount equal to Grand Lodge’s positive working capital, plus Grand Lodge’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the 12-month period preceding the acquisition (or pro-rated if less than 12 months remain on the lease), plus the fair market value of Grand Lodge’s personal property.

In July 2024, the lease was further amended to extend the term through December 31, 2034. Solely for a significant renovation of the property, the amended lease also permits the lessor to terminate the lease early by providing six months’ notice, with the Company retaining Grand Lodge’s personal property at the end of such period. In January 2025, the annual rent increased nominally from $2.00 million to $2.01 million, and will subsequently increase by 2% annually for the remainder of the extended term. Except as set forth in the amendment, all other terms of the Hyatt Lease remain in full force and effect. Accordingly, the Company remeasured this lease’s related ROU asset and liability balances upon the effective date of this amendment.

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

Stockman’s Sale-Leaseback. In connection with the sale of Stockman’s real estate that closed on September 27, 2024, the Company’s subsidiary, Stockman’s Casino, Inc., entered into a short-term lease for use of the facilities with monthly rent of $50,000. Such leaseback terminated upon the second closing of the Stockman’s sale on April 1, 2025. See Note 4 for details.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-guestroom hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel, and approximately 3.01 acres of land on which it resides, at a price based upon the hotel’s original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. At June 30, 2025, such potential purchase price was $1.4 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

Leases recorded on the balance sheet consist of the following:

(In thousands)
		June 30,	December 31,
Leases	Balance Sheet Classification	2025	2024
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$54,531	$55,957
Finance lease assets	Property and Equipment, Net(1)	4,166	4,245
Finance lease assets	Finance Lease Right-of-Use Assets, Net(2)	305	976
Total lease assets		$59,002	$61,178

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$4,084	$4,226
Finance	Current Portion of Finance Lease Obligations	1,011	1,610
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	51,448	52,324
Finance	Finance Lease Obligations, Net of Current Portion	791	1,095
Total lease liabilities		$57,334	$59,255

__________

(1)	Finance lease assets are recorded net of accumulated amortization of $3.0 million and $2.9 million at June 30, 2025 and December 31, 2024, respectively.
(2)	These finance lease assets are recorded separately from Property and Equipment due to meeting qualifying classification criteria under ASC 842, but ownership of such assets is not expected to transfer to the Company upon term expiration. Additionally, amortization of these assets are expensed over the duration of the lease term or their estimated useful lives, whichever is earlier.

The components of lease expenses are as follows:

(In thousands)		Three Months Ended		Six Months Ended
	Classification within	June 30,		June 30,
Lease Costs	Statement of Operations	2025	2024	2025	2024
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$2,042	$1,964	$4,084	$3,927
Short-term payments(1)	Selling, General and Administrative Expenses	103	—	357	—
Variable payments	Selling, General and Administrative Expenses	296	316	606	579
Finance leases:
Amortization of leased assets	Depreciation and Amortization	375	374	750	749
Interest on lease liabilities	Interest Expense, Net	33	70	75	149
Total lease costs		$2,849	$2,724	$5,872	$5,404

__________

(1)	Includes payments for the leaseback of Stockman’s real estate totaling $0.2 million during the first quarter of 2025.

Maturities of lease liabilities at June 30, 2025 are summarized as follows:

(In thousands)
	Operating	Finance
Years Ending December 31,	Leases	Leases
2025 (excluding the six months ended June 30, 2025)	$4,033	$743
2026	7,067	652
2027	6,762	489
2028	6,900	—
2029	6,951	—
Thereafter	319,377	—
Total future minimum lease payments	351,090	1,884
Less: Amount representing interest	(295,558)	(82)
Present value of lease liabilities	55,532	1,802
Less: Current lease obligations	(4,084)	(1,011)
Long-term lease obligations	$51,448	$791

Other information related to lease term and discount rate is as follows:

	June 30,		December 31,
Lease Term and Discount Rate	2025		2024
Weighted-average remaining lease term
Operating leases	56.2	years	55.8	years
Finance leases	1.8	years	2.0	years
Weighted-average discount rate
Operating leases	10.87%		10.86%
Finance leases	5.83%		6.75%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Six Months Ended
	June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows for operating leases	$3,770	$3,812
Operating cash flows for finance leases	$75	$149
Financing cash flows for finance leases	$903	$830

6. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)	June 30,	December 31,
	2025	2024
Revolving Credit Facility due 2027	$25,000	$27,000
8.25% Senior Secured Notes due 2028	450,000	450,000
Less: Unamortized debt issuance costs and discounts/premiums, net	(7,526)	(8,861)
	$467,474	$468,139

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

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing 12-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. At June 30, 2025, the Company complied with this financial covenant and $25.0 million of borrowings were outstanding under the Credit Facility.

Fair Value of Long-Term Debt. The estimated fair value of the Notes was approximately $436.9 million at June 30, 2025 and $447.5 million at December 31, 2024, which values were estimated using quoted market prices (Level 1 inputs). The fair value of the Credit Facility approximates its carrying amount, as it is revolving, variable rate debt, and is classified as a Level 2 measurement.

7. CUSTOMER CONTRACT LIABILITIES

There is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or hosting events. With the exception of noncurrent portions of deferred revenues from contracted sports wagering, these liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within “Other accrued liabilities” on the consolidated balance sheets.

The following table summarizes the primary activities related to short- and long-term customer contract related liabilities:

	Outstanding		Players		Contracted		Progressive
(In thousands)	Chip Liability		Club Points		Sports Wagering		Jackpots and Other
	2025	2024	2025	2024	2025	2024	2025	2024
Balance at January 1	$683	$527	$930	$765	$10,404	$12,367	$5,767	$4,477
Balance at June 30	622	590	999	872	6,567	8,308	5,901	5,237
Increase (Decrease)	$(61)	$63	$69	$107	$(3,837)	$(4,059)	$134	$760

8. INCOME TAXES

The Company’s effective income tax rates for the three and six months ended June 30, 2025 were 0.9% and (0.6%), respectively, compared to effective income tax rates of 0.9% and (1.7%) for the corresponding prior-year periods. The changes in the effective income tax rates were primarily due to the Company’s projections for pre-tax book income in 2025, changes in valuation allowances, and the release of deferred tax liabilities in connection with the sale of Stockman’s intangible assets. The Company’s income tax provision or benefit for interim periods has been determined using an estimate of its annual effective tax rate, adjusted for discrete items.

The Company continues to assess the realizability of deferred tax assets (“DTAs”) and concluded that it has not met the “more likely than not” threshold. At June 30, 2025, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with Accounting Standards Codification 740 (“ASC 740”), this assessment has taken into consideration the jurisdictions in which these DTAs reside. The valuation allowance against DTAs has no effect on the actual taxes paid or owed by the Company.

Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate.

On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”), which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is still in the process of evaluating the OBBBA and an estimate of the financial impact cannot be made at this time. However, management does not expect it to have a material impact on the results of operations.

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

Contingent Gaming License Fees in Illinois

As required for its gaming licensure at American Place, the Company continues to accrue for a “Reconciliation Payment” that will be due to the Illinois Gaming Board (“IGB”) over a long-term basis. The Reconciliation Payment is calculated in February 2026 (three years after the commencement of gaming operations in Illinois) in an amount equal to 75% of the adjusted gross receipts for the most lucrative trailing 12 month period of operations, offset by certain licensing fees already paid by the Company. The Reconciliation Payment is due in annual installments over a period of six years, expected to begin in 2026.

The estimated present value of the long-term obligation for the Company’s gaming license in Illinois consisted of the following as discussed above, with a corresponding increase to the Illinois gaming license valuation:

(In thousands)	June 30,	December 31,
	2025	2024
Estimated IGB Reconciliation Fee(1)	$50,717	$46,039
Less: Amount representing interest(2)	(8,498)	(11,173)
Present value of IGB Reconciliation Fee(3)	$42,219	$34,866

__________

(1)	Calculated based upon gaming revenues generated during the trailing 12-months of the corresponding dates. This one-time fee will be paid in six annual installments that are expected to begin in February 2026.
(2)	The effective interest rate of the Revolving Credit Facility (see Note 6) is used to impute interest on this long-term obligation and its corresponding increase to the Illinois gaming license valuation, which approximates their fair values.
(3)	The current and noncurrent balances are located respectively within “Other accrued liabilities” and “Other long-term liabilities, net of current portion” on the consolidated balance sheets.

10. EARNINGS (LOSS) PER SHARE

The table below reconciles basic and diluted loss per share of common stock:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net loss ─ basic	$(10,383)	$(8,629)	$(20,148)	$(19,901)
Net loss ─ diluted	$(10,383)	$(8,629)	$(20,148)	$(19,901)

Denominator:
Weighted-average common shares ─ basic	36,055	34,710	35,944	34,650
Potential dilution from share-based awards	—	—	—	—
Weighted-average common and common share equivalents ─ diluted	36,055	34,710	35,944	34,650
Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	3,394	4,408	3,249	4,310

11. SEGMENT INFORMATION

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

The following tables present the Company’s segment information:

(In thousands)	Three Months Ended June 30, 2025
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$46,155	$10,828	$—	$56,983
Food and beverage	8,143	1,437	—	9,580
Hotel	1,847	1,873	—	3,720
Other operations, including contracted sports wagering	1,657	347	1,659	3,663
Total consolidated revenues	57,802	14,485	1,659	73,946

Less:
Payroll and related costs	15,434	6,122	—	21,556
Cost of sales	4,135	674	—	4,809
Taxes(1)	10,535	1,502	13	12,050
Other segment items(2)	14,941	7,325	35	22,301
Total segment expenses	45,045	15,623	48	60,716

Adjusted Segment EBITDA	12,757	(1,138)	1,611	13,230
Other operating costs and expenses:
Depreciation and amortization				(10,588)
Corporate expenses				(2,096)
Project development costs				(33)
Gain on sale of Stockman’s				7
Stock-based compensation				(594)
Operating loss				(74)
Other expenses:
Interest expense, net				(10,354)
Other				(50)
				(10,404)
Loss before income taxes				(10,478)
Income tax benefit				(95)
Net loss				$(10,383)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Credit loss expense net of recoveries, as well as certain overhead expenses.

(In thousands)	Three Months Ended June 30, 2024
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$43,051	$11,634	$—	$54,685
Food and beverage	8,683	1,720	—	10,403
Hotel	2,126	1,616	—	3,742
Other operations, including contracted sports wagering	1,598	181	2,883	4,662
Total consolidated revenues	55,458	15,151	2,883	73,492

Less:
Payroll and related costs	14,225	6,153	—	20,378
Cost of sales	4,659	943	—	5,602
Taxes(1)	9,799	663	13	10,475
Other segment items(2)	14,500	6,527	293	21,320
Total segment expenses	43,183	14,286	306	57,775

Adjusted Segment EBITDA	12,275	865	2,577	15,717
Other operating costs and expenses:
Depreciation and amortization				(10,326)
Corporate expenses				(1,576)
Project development costs				(3)
Preopening costs				(757)
Stock-based compensation				(740)
Operating income				2,315
Other expense:
Interest expense, net				(11,023)
Loss before income taxes				(8,708)
Income tax benefit				(79)
Net loss				$(8,629)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Credit loss expense net of recoveries, as well as certain overhead expenses.

(In thousands)	Six Months Ended June 30, 2025
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$90,199	$22,084	$—	$112,283
Food and beverage	16,314	3,327	—	19,641
Hotel	3,548	4,014	—	7,562
Other operations, including contracted sports wagering	4,915	664	3,939	9,518
Total consolidated revenues	114,976	30,089	3,939	149,004

Less:
Payroll and related costs	30,714	13,119	—	43,833
Cost of sales	8,108	1,630	—	9,738
Taxes(1)	20,517	3,267	25	23,809
Other segment items(2)	29,772	15,679	123	45,574
Total segment expenses	89,111	33,695	148	122,954

Adjusted Segment EBITDA	25,865	(3,606)	3,791	26,050
Other operating costs and expenses:
Depreciation and amortization				(21,195)
Corporate expenses				(3,429)
Project development costs				(174)
Loss on disposal of assets				(6)
Loss on sale of Stockman’s, net				(205)
Stock-based compensation, net				(377)
Operating income				664
Other expenses:
Interest expense, net				(20,651)
Other				(50)
				(20,701)
Loss before income taxes				(20,037)
Income tax provision				111
Net loss				$(20,148)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Credit loss expense net of recoveries, as well as certain overhead expenses.

(In thousands)	Six Months Ended June 30, 2024
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$83,960	$22,398	$—	$106,358
Food and beverage	17,193	2,979	—	20,172
Hotel	4,132	2,462	—	6,594
Other operations, including contracted sports wagering	4,803	346	5,143	10,292
Total consolidated revenues	110,088	28,185	5,143	143,416

Less:
Payroll and related costs	28,354	11,797	—	40,151
Cost of sales	9,271	1,687	—	10,958
Taxes(1)	19,003	1,906	26	20,935
Other segment items(2)	28,502	12,064	605	41,171
Total segment expenses	85,130	27,454	631	113,215

Adjusted Segment EBITDA	24,958	731	4,512	30,201
Other operating costs and expenses:
Depreciation and amortization				(20,951)
Corporate expenses				(3,651)
Project development costs				(3)
Preopening costs				(2,420)
Loss on disposal of assets				(18)
Stock-based compensation				(1,449)
Operating income				1,709
Other expense:
Interest expense, net				(21,273)
Loss before income taxes				(19,564)
Income tax provision				337
Net loss				$(19,901)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Credit loss expense net of recoveries, as well as certain overhead expenses.

(In thousands)	June 30,	December 31,
	2025	2024
Total Assets
Midwest & South	$289,643	$293,466
West	349,312	360,057
Contracted Sports Wagering	72	68
Corporate and Other	12,510	19,743
	$651,537	$673,334

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

The following table identifies our segments, along with properties and their locations:

Segments and Properties*	Locations
Midwest & South
American Place Casino (“American Place”)	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel (“Silver Slipper”)	Hancock County, MS (near New Orleans)
Rising Star Casino Resort (“Rising Star”)	Rising Sun, IN (near Cincinnati)
West*
Bronco Billy’s Casino (“Bronco Billy’s”) and Chamonix Casino Hotel (“Chamonix”)	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (“Grand Lodge”), leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV (North Shore of Lake Tahoe)
Contracted Sports Wagering
Three idle sports wagering websites (“skins”)	Colorado
One active sports wagering website (“skin”), plus two others that are currently idle	Indiana
One active sports wagering website (“skin”)	Illinois

__________

*	On April 1, 2025, we completed our sale of Stockman’s Casino. See Note 4 for details.

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

In April 2025, we completed the sale of Stockman’s to a privately-owned company.

In July 2025, we agreed to an extension of our active sports wagering skin in Indiana through December 2031.

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we provide credit at some of our casinos where permitted by gaming regulations, most of our revenues are cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our revenues are primarily derived from slot machines, but also include other gaming activities, including table games, keno and sports betting. In addition, we derive a significant amount of revenue from our hotels and our food and beverage outlets. We also derive revenues from our golf course and ferry boat service at Rising Star, our RV parks owned at Rising Star and managed at Silver Slipper, and retail outlets and entertainment. We often provide hotel rooms, food and beverages, entertainment, ferry usage, and golf privileges to customers on a complimentary basis (“comps”); the value of such services is included as revenue in those categories, offset by contra-revenue in the casino revenue category. As a result, the casino revenues in our financial statements reflect patron gaming wins and losses, reduced by the retail value of complimentary services, the value of free play provided to customers, the value of points earned by casino customers that can be redeemed for services or free play, and adjustments for certain progressive jackpots offered by the Company.

We set minimum and maximum betting limits for our slot machines and table games based on market conditions, customer demand and other factors. Our gaming revenues are derived from a broad base of guests that includes both high- and low-stakes players. At Silver Slipper, our sports book operations are in partnership with a company specializing in race and sports betting. At Rising Star, Chamonix/Bronco Billy’s (through June 2025), and American Place, we have contracted with other companies to operate our online sports wagering skins under their own brands in exchange for a percentage of revenues, as defined, subject to annual minimum amounts; the same company that utilizes our online sports skin in Illinois also operates our on-site sports book at American Place. Our operating results may also be affected by, among other things, overall economic conditions affecting the disposable income of our guests, weather conditions affecting access to our properties, achieving and maintaining cost efficiencies, taxation and other regulatory changes, and competitive factors, including but not limited to, additions and improvements to the competitive supply of gaming facilities, as well as pandemics and similar widespread health emergencies.

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

Recent Developments

Stockman’s Sale. On August 28, 2024, we entered into an agreement to sell the operating assets of Stockman’s for aggregate cash consideration of $9.2 million, plus certain working capital adjustments at closing. The asset sale was completed in two phases: the sale of Stockman’s real property for $7.0 million, which closed in the second half of 2024 at a $1.9 million gain; and the sale of certain remaining operating assets for $2.2 million (excluding working capital adjustments), which closed on April 1, 2025 at a $0.2 million loss for the six months ended June 30, 2025. Accordingly, as of April 1, 2025, we no longer own or operate Stockman’s Casino.

Extension of Contracted Sports Wagering Agreement in Indiana. In January 2025, we received notice that our contracted sports betting operator in Colorado and Indiana was discontinuing its operations in those states, to be effective in June 2025 and December 2025, respectively. In July 2025, such operator reversed its decision related to our Indiana sports skin, and fully prepaid its remaining term through December 2031 for a reduced fee totaling $1.5 million.

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

Adjusted EBITDA, Adjusted Segment EBITDA, Adjusted Segment EBITDA Margin and Adjusted Property EBITDA:

Management uses Adjusted EBITDA as a measure of our performance. For a description of Adjusted EBITDA, see ”Non-GAAP Financial Measure.”  We utilize Adjusted Segment EBITDA, a financial measure in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as the measure of segment profitability in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 11. In addition, we use Adjusted Segment EBITDA Margin, which is calculated by dividing Adjusted Segment EBITDA by the segment’s total revenues.

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

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended			Six Months Ended
(In thousands)	June 30,		Increase /	June 30,		Increase /
	2025	2024	(Decrease)	2025	2024	(Decrease)
Revenues	$73,946	$73,492	0.6%	$149,004	$143,416	3.9%
Operating expenses	74,020	71,177	4.0%	148,340	141,707	4.7%
Operating (loss) income	(74)	2,315	N.M.	664	1,709	(61.1)%
Interest expense, net	10,354	11,023	(6.1)%	20,651	21,273	(2.9)%
Other	50	—	N.M.	50	—	N.M.
Income tax (benefit) provision	(95)	(79)	20.3%	111	337	(67.1)%
Net loss	$(10,383)	$(8,629)	20.3%	$(20,148)	$(19,901)	1.2%

__________
N.M. Not meaningful.

	Three Months Ended			Six Months Ended
(In thousands)	June 30,		Increase	June 30,		Increase /
	2025	2024	(Decrease)	2025	2024	(Decrease)
Casino revenues
Slots	$48,264	$46,097	4.7%	$93,219	$88,603	5.2%
Table games	8,639	8,498	1.7%	18,895	17,541	7.7%
Other	80	90	(11.1)%	169	214	(21.0)%
	56,983	54,685	4.2%	112,283	106,358	5.6%

Non-casino revenues, net
Food and beverage	9,580	10,403	(7.9)%	19,641	20,172	(2.6)%
Hotel	3,720	3,742	(0.6)%	7,562	6,594	14.7%
Other	3,663	4,662	(21.4)%	9,518	10,292	(7.5)%
	16,963	18,807	(9.8)%	36,721	37,058	(0.9)%
Total revenues	$73,946	$73,492	0.6%	$149,004	$143,416	3.9%

	Three Months Ended				Six Months Ended
(In thousands)	June 30,		Increase /		June 30,		Increase /
	2025	2024	(Decrease)		2025	2024	(Decrease)
Slot coin-in	$787,467	$775,776	1.5%		$1,543,755	$1,500,625	2.9%
Slot win(1)	$60,776	$59,269	2.5%		$117,527	$112,402	4.6%
Slot hold percentage(2)	7.7%	7.6%	0.1	pts	7.6%	7.5%	0.1	pts
Table game drop	$53,815	$47,811	12.6%		$108,340	$94,739	14.4%
Table game win(1)	$8,715	$8,593	1.4%		$19,056	$17,853	6.7%
Table game hold percentage(2)	16.2%	18.0%	(1.8)	pts	17.6%	18.8%	(1.2)	pts

__________

(1)	Does not reflect reductions in casino revenues from discretionary complimentary goods and services that are provided by the Company.
(2)	The three-year averages for slot hold percentage and table game hold percentage were 7.5% and 18.1%, respectively. A significant portion of our results in the recent quarters reflect the opening of two new casinos. Their win percentages may differ from historical averages.

The following discussion is based on our condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024.

Revenues. Consolidated total revenues improved by 0.6% (or $0.5 million) and 3.9% (or $5.6 million) for the three and six months ended June 30, 2025, compared to the prior-year periods, despite completion of the sale of Stockman’s Casino in April 2025. This was primarily due to the continued ramp-up of operations at our two newest properties, American Place and Chamonix.

Operating Expenses. Consolidated operating expenses increased by 4.0% (or $2.8 million) and by 4.7% (or $6.6 million) for the three and six months ended June 30, 2025, compared to the prior-year periods. These increases were primarily due to the ramp-up of operations mentioned above at American Place and Chamonix, which resulted in increased casino and selling, general and administrative expenses.

Casino expenses in the second quarter of 2025 increased by $1.4 million and $1.3 million at American Place and Chamonix, respectively, when compared to the second quarter of 2024. For the six months ended June 30, 2025, casino expenses rose $3.0 million and $2.3 million, respectively, compared to the prior-year period.

Similarly, selling, general and administrative costs rose $0.7 million and $1.2 million at American Place and Chamonix, respectively, when comparing the second quarters of 2025 and 2024. For the six months ended June 30, 2025, selling, general and administrative expenses rose $2.2 million and $3.5 million, respectively, compared to the same period in 2024. At American Place, increased costs for the current year-to-date period were mostly attributable to increased marketing efforts, as well as costs associated with increased operations. At Chamonix, the year-to-date increase was mostly attributable to its revamped marketing strategies and a fully-opened property beginning in October 2024.

See further information within our reportable segments described below.

Interest Expense.

Interest expense, net, consists of the following:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2025	2024	2025	2024
Interest expense (excluding bond fee amortization and discounts/premiums)	$10,002	$10,666	$19,949	$20,875
Amortization of debt issuance costs and discounts/premiums	736	743	1,475	1,485
Capitalized interest	(337)	(199)	(640)	(561)
Interest income and other	(47)	(187)	(133)	(526)
	$10,354	$11,023	$20,651	$21,273

The decreases in net interest expense for the three and six months ended June 30, 2025 were primarily due to reductions in interest rates applied to the revolving credit facility, as well as a lower outstanding balance on such credit facility, than in the prior-year periods. Interest income also declined compared to the prior-year periods, as we maintained higher cash balances throughout much of 2024 to complete the construction of Chamonix.

Income Tax Expense.

We recognized an income tax benefit of $95,000 and an income tax provision of $0.1 million for the respective three and six months ended June 30, 2025, which resulted in effective income tax rates of 0.9% and (0.6%), respectively. For the respective three and six months ended June 30, 2024, we recognized an income tax benefit of $79,000 and an income tax provision of $0.3 million, which resulted in effective income tax rates of 0.9% and (1.7%), respectively. The changes in the effective income tax rates were primarily due to the Company’s projections for pre-tax book income in 2025, changes in valuation allowances, and the release of deferred tax liabilities in connection with the sale of Stockman’s intangible assets.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2025 results, as we anticipate an overall taxable loss for the period. We continue to evaluate, on a quarterly basis, the ability to realize our deferred tax assets and the need for a valuation allowance. The valuation allowance, and the potential reversal of such allowance, have no bearing on the taxes actually paid by the Company.

On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”), which makes permanent many of the tax provisions enacted in 2017, as part of the Tax Cuts and Jobs Act, that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. We are still in the process of evaluating the OBBBA, but we do not expect it to have a material impact on the results of our operations.

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

(In thousands)	Three Months Ended				Six Months Ended
	June 30,		Increase /		June 30,		Increase /
	2025	2024	(Decrease)		2025	2024	(Decrease)
Revenues
Midwest & South	$57,802	$55,458	4.2%		$114,976	$110,088	4.4%
West	14,485	15,151	(4.4)%		30,089	28,185	6.8%
Contracted Sports Wagering	1,659	2,883	(42.5)%		3,939	5,143	(23.4)%
	$73,946	$73,492	0.6%		$149,004	$143,416	3.9%
Adjusted Segment EBITDA and Adjusted EBITDA
Midwest & South	$12,757	$12,275	3.9%		$25,865	$24,958	3.6%
West	(1,138)	865	N.M.		(3,606)	731	N.M.
Contracted Sports Wagering	1,611	2,577	(37.5)%		3,791	4,512	(16.0)%
Adjusted Segment EBITDA	13,230	15,717	(15.8)%		26,050	30,201	(13.7)%
Corporate	(2,096)	(1,576)	33.0%		(3,429)	(3,651)	(6.1)%
Adjusted EBITDA	$11,134	$14,141	(21.3)%		$22,621	$26,550	(14.8)%

Adjusted Segment EBITDA Margin
Midwest & South	22.1%	22.1%	—	pts	22.5%	22.7%	(0.2)	pts
West	(7.9)%	5.7%	(13.6)	pts	(12.0)%	2.6%	(14.6)	pts
Contracted Sports Wagering	97.1%	89.4%	7.7	pts	96.2%	87.7%	8.5	pts

__________
N.M. Not meaningful.

Midwest & South

Our Midwest & South segment includes Silver Slipper, Rising Star and American Place. Total revenues for the three and six months ended June 30, 2025 increased by 4.2% (or $2.3 million) and 4.4% (or $4.9 million), respectively. Continued growth at American Place, which opened its temporary facility in February 2023, more than offset revenue declines at Silver Slipper and Rising Star.

Casino revenue increased by 7.2% (or $3.1 million) and 7.4% (or $6.2 million) for the three and six months ended June 30, 2025. For the three months ended June 30, 2025, slot revenue increased by 9.6% (or $3.4 million), while table games revenue declined by 3.8% (or $0.3 million). For the six months ended June 30, 2025, slot revenue increased by 8.1% (or $5.6 million) and table games revenue rose by 4.5% (or $0.7 million).

Non-casino revenue declined by 6.1% (or $0.8 million) and 5.2% (or $1.4 million) for the respective three and six months ended June 30, 2025, primarily due to decreases at Silver Slipper. Food and beverage revenue declined by 6.2% (or $0.5 million) and 5.1% (or $0.9 million) for the respective three and six months ended June 30, 2025, while hotel revenue declined by 13.1% (or $0.3 million) and 14.2% (or $0.6 million) for the corresponding periods during the year.

Adjusted Segment EBITDA rose by 3.9% (or $0.5 million) and 3.6% (or $0.9 million) for the respective three and six months ended June 30, 2025, benefiting from revenue growth at American Place as mentioned above, as well as a new leadership team at Silver Slipper and its focus on reducing operational expenses.  Partially offsetting these improvements were an increase in overall advertising activity, additional labor costs related to expanded food options, and a higher average gaming tax rate due to higher casino revenues, all at American Place.

West

Our West segment includes Bronco Billy’s, Chamonix, Grand Lodge, and Stockman’s (until the completion of its sale in April 2025). The market in Cripple Creek, Colorado, is typically seasonal, favoring the summer months. Our Nevada operations have also historically been seasonal, with the summer months accounting for a disproportionate share of annual revenues. Additionally, snowfall levels during the winter months can often affect operations, as Grand Lodge is located near several major ski resorts. While Grand Lodge typically benefits from a “good” snow year, resulting in extended periods of operation at the nearby ski areas, excessive snow levels can also result in challenging driving conditions or the closure of roads leading to the property.

Total revenues declined by 4.4% (or $0.7 million) for the three months ended June 30, 2025, but rose by 6.8% (or $1.9 million) for the six months ended June 30, 2025.  These results reflect revenue growth at Chamonix, as well as the sale of Stockman’s in April 2025.

Casino revenue declined by 6.9% (or $0.8 million) and 1.4% (or $0.3 million) for the respective three and six months ended June 30, 2025, reflecting the sale of Stockman’s at the beginning of the second quarter of 2025. Slot revenue declined by 11.4% (or $1.2 million) and 4.8% (or $1.0 million) for the respective three and six months ended June 30, 2025. Table games revenue rose by 45.7% (or $0.4 million) and 29.6% (or $0.7 million) for the respective three and six months ended June 30, 2025, attributable mostly to expanded table games operations at Chamonix/Bronco Billy’s.

Non-casino revenue rose by 3.9% (or $0.1 million) and 38.3% (or $2.2 million) for the respective three and six months ended June 30, 2025. Food and beverage revenue declined by 16.5% (or $0.3 million) during the second quarter due to the sale of Stockman’s, but rose 11.7% (or $0.3 million) for the six months ended June 30, 2025. Hotel revenue rose by 15.8% (or $0.3 million) and 63.1% (or $1.6 million) for the corresponding 2025 periods, largely due to the completion of Chamonix’s phased opening in October 2024 and its continuing ramp-up of operations. Guest volume increases from Chamonix’s new hotel also benefited food and beverage venues throughout Chamonix and Bronco Billy’s.

Adjusted Segment EBITDA was $(1.1) million in the second quarter of 2025, a decline from $0.9 million in the prior-year period. For the six months ended June 30, 2025, Adjusted Segment EBITDA of $(3.6) million compares to $0.7 million in the prior-year period. Current-period results reflect the sale of Stockman’s, as well as early inefficiencies related to Chamonix’s new operations. In March 2025, we hired a new general manager to lead our Chamonix and Bronco Billy’s operations, with a focus on profitable revenue growth and reducing inefficiencies. Of note, when comparing the first and second quarters of 2025, operating expenses at Chamonix/Bronco Billy’s were $1.2 million lower despite flat revenues of $11.6 million.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado, Indiana and Illinois.

Comparisons for both the three- and six-month periods were adversely affected by fewer active sports wagering skins in the 2025 periods. Accordingly, revenues for the three months ended June 30, 2025 declined by $1.2 million, from $2.9 million in the prior-year period to $1.7 million, and Adjusted Segment EBITDA declined by $1.0 million, from $2.6 million to $1.6 million. For the six months ended June 30, 2025, revenues declined by $1.2 million, from $5.1 million in the prior-year period to $3.9 million, and Adjusted Segment EBITDA declined by $0.7 million, from $4.5 million to $3.8 million.

Corporate

Corporate expenses for the three months ended June 30, 2025 rose by $0.5 million when compared to the prior-year period, primarily due to increases in third-party professional services fees. Corporate expenses for the six months ended June 30, 2025, decreased by $0.2 million when compared to the prior-year period, primarily due to decreases in accrued bonus compensation and certain third-party professional services fees. Corporate expenses were $2.1 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, corporate expenses were $3.4 million and $3.7 million, respectively.

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

The following table presents a reconciliation of net loss and operating (loss) income to Adjusted EBITDA:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(10,383)	$(8,629)	$(20,148)	$(19,901)
Income tax (benefit) provision	(95)	(79)	111	337
Interest expense, net	10,354	11,023	20,651	21,273
Other	50	—	50	—
Operating (loss) income	(74)	2,315	664	1,709
Project development costs	33	3	174	3
Preopening costs	—	757	—	2,420
Depreciation and amortization	10,588	10,326	21,195	20,951
Loss on disposal of assets	—	—	6	18
(Gain) loss on sale of Stockman’s, net of impairment	(7)	—	205	—
Stock-based compensation, net	594	740	377	1,449
Adjusted EBITDA	$11,134	$14,141	$22,621	$26,550

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA.

Three Months Ended June 30, 2025
(In thousands)
						Adjusted
						Segment
	Operating	Depreciation	Gain on	Project	Stock-	EBITDA and
	Income	and	Sale of	Development	Based	Adjusted
	(Loss)	Amortization	Stockman’s	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$6,552	$6,205	$—	$—	$—	$12,757
West	(5,501)	4,370	(7)	—	—	(1,138)
Contracted Sports Wagering	1,611	—	—	—	—	1,611
	2,662	10,575	(7)	—	—	13,230
Other operations
Corporate	(2,736)	13	—	33	594	(2,096)
	$(74)	$10,588	$(7)	$33	$594	$11,134

Three Months Ended June 30, 2024
(In thousands)
						Adjusted
						Segment
	Operating	Depreciation	Project		Stock-	EBITDA and
	Income	and	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	Costs	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$6,233	$6,042	$—	$—	$—	$12,275
West	(4,148)	4,256	—	757	—	865
Contracted Sports Wagering	2,577	—	—	—	—	2,577
	4,662	10,298	—	757	—	15,717
Other operations
Corporate	(2,347)	28	3	—	740	(1,576)
	$2,315	$10,326	$3	$757	$740	$14,141

Six Months Ended June 30, 2025
(In thousands)
							Adjusted
				Loss on		Stock-	Segment
	Operating	Depreciation	Loss on	Sale of	Project	Based	EBITDA and
	Income	and	Disposal	Stockman’s,	Development	Compensation,	Adjusted
	(Loss)	Amortization	of Assets	net	Costs	net	EBITDA
Reporting segments
Midwest & South	$13,446	$12,413	$6	$—	$—	$—	$25,865
West	(12,558)	8,747	—	205	—	—	(3,606)
Contracted Sports Wagering	3,791	—	—	—	—	—	3,791
	4,679	21,160	6	205	—	—	26,050
Other operations
Corporate	(4,015)	35	—	—	174	377	(3,429)
	$664	$21,195	$6	$205	$174	$377	$22,621

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

Liquidity and Capital Resources

Cash Flows

At June 30, 2025, we had $32.1 million of cash and equivalents. Over the past several years, we invested in two new casinos (one of which has a hotel) that are now open to the public: the temporary facility at American Place, which opened in February 2023, and Chamonix, which opened in phases between December 2023 and October 2024. Such construction activity is now complete and their operations are in their ramp-up periods. We estimate that between $10 million and $15 million of cash is used in our day-to-day operations, including on-site cash in our slot machines, change and redemption kiosks, and cages. We believe that current cash balances, together with the available borrowing capacity under our revolving credit facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations.

Cash flows – operating activities. On a consolidated basis, cash used in operations during the six months ended June 30, 2025 was $1.6 million, compared to cash provided by operations of $5.7 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. The change in operating cash flows for the six months ended June 30, 2025, as compared to the prior-year period, was primarily related to the timing of working capital spending, and to a lesser extent, decreased operating income.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the respective six months ended June 30, 2025 and 2024 was $3.8 million and $33.9 million, both primarily related to the construction of Chamonix. During the recent period, we completed the surface parking lots at Chamonix, construction of which had been affected by a delay in receiving city approvals and the practical inability to pave during the winter months.

Cash flows – financing activities. On a consolidated basis, cash used in financing activities during the six months ended June 30, 2025 was $2.7 million, compared to cash used in financing activities of $0.9 million in the prior-year period. During 2025, we paid down net borrowings from the Credit Facility by $2.0 million.

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

Debt

Long-term Debt. At June 30, 2025, we had $450.0 million of principal indebtedness outstanding under the Notes and $25.0 million outstanding under the Credit Facility. We also owe $1.4 million related to our finance lease of a hotel at Rising Star. With the exception of the Credit Facility, all of our debt is at fixed interest rates. See Note 6 for details on our debt obligations.

Other

Long-term Obligation. As required for our gaming licensure at American Place, we continue to accrue for an interest-free “Reconciliation Payment” that will be due to the Illinois Gaming Board (“IGB”) over a long-term basis (see Note 9). We currently estimate that a total of $50.7 million will be due to the IGB over the course of six years, with the first annual payment of $8.5 million expected to be paid in 2026. Of the total amount, a discounted value of $42.2 million has been added to the valuation of our Illinois gaming license, while the remaining $8.5 million is expected to be expensed as imputed interest through the maturity of this obligation in February 2031.

Capital Investments. In addition to normal maintenance capital expenditures, we expect to make significant capital investments once we commence construction of the permanent American Place facility, which could begin in the second half of 2025.

American Place. We were selected by the IGB to develop and operate American Place in Waukegan, Illinois. While the larger permanent facility is under development, we are operating the temporary American Place facility, which opened in February 2023. We expect to internally generate a portion of the needed funds to complete American Place, but we will likely need additional financing. While there is no certainty that we will be able to do so, we intend to arrange such additional funding concurrent with the refinancing of our existing debt. Our existing bonds are currently callable and otherwise scheduled to mature in February 2028.

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

Hyatt Owner’s Option to Purchase our Leasehold Interest and Related Assets. Our lease with the owner of the Hyatt Lake Tahoe to operate Grand Lodge currently expires on December 31, 2034. In the event of a significant renovation, the lessor may terminate the lease early with six months’ notice. Similar to previous lease arrangements, the lessor also has the ability to purchase our leasehold interest and related casino operating assets at any time prior to lease expiration. See Note 5 for more information.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; our expected construction budgets, estimated commencement and completion dates, expected amenities, and our expected operational performance for the American Place permanent facility; our expectations regarding our ability to generate operating cash flow and to obtain debt financing on reasonable terms and conditions for the construction of the permanent American Place facility; our expectations regarding our ability to refinance our outstanding debt; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects, and the resulting impact on our financial results; our expectations regarding the effect of management changes and operational improvements at our properties, including Chamonix; our sports wagering contracts with third-party providers, including the expected revenues and expenses and our expectations regarding the operation and usage of our available idle sports wagering contracts, our ability to replace any terminated sports wagering contracts or our ability to operate sports wagering contracts ourselves; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; anticipated sources of funds; anticipated or potential legislative actions; beliefs in connection with our marketing efforts, including our revamped marketing strategy at Chamonix; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal and litigation matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — At June 30, 2025, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2025, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 5. Other Information

During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2025, the compensation committee (the “Compensation Committee”) of our board of directors approved a grant of an inducement equity award of 29,940 restricted shares to an employee in connection with his hiring. Subject to his continuing service through the vesting dates, one-third of the total number of shares granted will vest on each of May 12, 2026, 2027, and 2028. On March 10, 2025, the Compensation Committee approved a grant of an inducement equity award of 24,213 restricted shares to an employee in connection with his hiring.  Subject to his continuing service through the vesting dates, one-third of the total number of shares granted will vest on each of March 10, 2026, 2027, and 2028. On November 12, 2024, the Compensation Committee approved grants of inducement equity awards to two employees in connection with their hirings totaling 8,214 restricted shares. Subject to the respective employee’s continuing service through the vesting dates, one-third of the total number of shares granted will vest on each of November 12, 2025, 2026, and 2027. On November 11, 2024, the Compensation Committee approved a grant of an inducement equity award of 19,921 restricted shares to an employee in connection with his hiring. Subject to his continuing service through the vesting dates, one-third of the total number of shares granted will vest on each of November 11, 2025, 2026, and 2027.

The above awards were granted outside of our 2015 Equity Incentive Plan and were approved by the Compensation Committee in accordance with Nasdaq Listing Rule 5635(c)(4) as a material inducement to the above individuals’ entry into employment with us.  The above awards were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that they did not involve a public offering.

Item 6. Exhibits

Exhibit Number	Description
10.1

Employment Agreement, dated June 14, 2025, between Full House Resorts, Inc. and Daniel R. Lee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on June 17, 2025)

10.2

Employment Agreement, dated July 11, 2025, between Full House Resorts, Inc. and Lewis A. Fanger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on July 15, 2025)

10.3

Employment Agreement, dated July 11, 2025, between Full House Resorts, Inc. and Elaine L. Guidroz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on July 15, 2025)

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

FULL HOUSE RESORTS, INC.

Date: August 7, 2025	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: August 7, 2025	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)