Form 10-Q
period 2025-09-30
FULL HOUSE RESORTS INC
filed 2025-11-06
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

At November 3, 2025, there were 36,121,498 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Casino	$59,823	$56,116	$172,106	$162,474
Food and beverage	9,950	11,100	29,591	31,272
Hotel	4,465	4,693	12,027	11,287
Other operations, including contracted sports wagering	3,712	3,778	13,230	14,070
	77,950	75,687	226,954	219,103
Operating costs and expenses
Casino	22,661	22,582	68,423	63,876
Food and beverage	9,950	11,561	29,777	32,035
Hotel	2,203	3,160	6,749	7,706
Other operations	1,155	610	3,123	2,391
Selling, general and administrative	27,843	26,738	82,500	76,958
Project development costs	57	52	231	55
Preopening costs	—	42	—	2,462
Depreciation and amortization	10,641	10,493	31,836	31,444
Loss on disposal of assets	—	—	6	18
Loss (gain) on sale of Stockman’s, net of impairment	4	(2,000)	209	(2,000)
	74,514	73,238	222,854	214,945
Operating income	3,436	2,449	4,100	4,158
Other expenses
Interest expense, net	(11,128)	(11,047)	(31,779)	(32,320)
Other	—	—	(50)	—
	(11,128)	(11,047)	(31,829)	(32,320)
Loss before income taxes	(7,692)	(8,598)	(27,729)	(28,162)
Income tax (benefit) provision	(14)	(126)	97	211
Net loss	$(7,678)	$(8,472)	$(27,826)	$(28,373)

Basic loss per share	$(0.21)	$(0.24)	$(0.77)	$(0.82)
Diluted loss per share	$(0.21)	$(0.24)	$(0.77)	$(0.82)

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and equivalents	$30,929	$40,221
Accounts receivable, net	3,015	5,101
Inventories	1,710	2,088
Prepaid expenses and other	4,293	3,516
Assets held for sale	—	2,486
	39,947	53,412

Property and equipment, net	421,964	446,674
Operating lease right-of-use assets, net	54,254	55,957
Finance lease right-of-use assets, net	2,401	976
Goodwill	19,477	19,477
Other intangible assets, net of accumulated amortization of $548 and $445	105,716	96,133
Deposits and other	641	705
	$644,400	$673,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,698	$8,357
Capital expenditures payable	2,976	8,211
Accrued payroll and related	10,054	6,435
Accrued interest	4,795	14,270
Other accrued liabilities	29,546	24,260
Current portion of operating lease obligations	3,770	4,226
Current portion of finance lease obligations	1,771	1,610
Liabilities related to assets held for sale	—	86
	58,610	67,455

Operating lease obligations, net of current portion	51,589	52,324
Finance lease obligations, net of current portion	2,000	1,095
Other long-term liabilities, net of current portion	38,494	37,328
Long-term debt, net	473,077	468,139
Deferred income taxes, net	2,043	1,946
Contract liabilities, net of current portion	4,380	4,550
	630,193	632,837
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 36,111,498 and 35,648,668 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	117,317	115,781
Accumulated deficit	(103,114)	(75,288)
	14,207	40,497
	$644,400	$673,334

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Dollars	Capital	Deficit	Equity
Balance, January 1, 2025	35,649	$4	$115,781	$(75,288)	$40,497
Options exercised	327	—	485	—	485
Stock-based compensation	—	—	575	—	575
Cancellation of performance-based shares	—	—	(792)	—	(792)
Net loss	—	—	—	(9,765)	(9,765)
Balance, March 31, 2025	35,976	4	116,049	(85,053)	31,000
Restricted stocks vested	135	—	—	—	—
Stock-based compensation	—	—	594	—	594
Net loss	—	—	—	(10,383)	(10,383)
Balance, June 30, 2025	36,111	4	116,643	(95,436)	21,211
Stock-based compensation	—	—	674	—	674
Net loss	—	—	—	(7,678)	(7,678)
Balance, September 30, 2025	36,111	$4	$117,317	$(103,114)	$14,207

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2024	35,302	$4	$113,329	712	$(869)	$(34,616)	$77,848
Stock-based compensation	—	—	709	—	—	—	709
Net loss	—	—	—	—	—	(11,272)	(11,272)
Balance, March 31, 2024	35,302	4	114,038	712	(869)	(45,888)	67,285
Options exercised and restricted stocks vested	—	—	(198)	(209)	256	—	58
Stock-based compensation	—	—	740	—	—	—	740
Net loss	—	—	—	—	—	(8,629)	(8,629)
Balance, June 30, 2024	35,302	4	114,580	503	(613)	(54,517)	59,454
Options exercised and restricted stocks vested, net	145	—	(482)	(503)	613	—	131
Stock-based compensation	—	—	706	—	—	—	706
Net loss	—	—	—	—	—	(8,472)	(8,472)
Balance, September 30, 2024	35,447	$4	$114,804	—	$—	$(62,989)	$51,819

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(27,826)	$(28,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,836	31,444
Amortization of debt issuance costs, discounts and premiums	2,219	2,236
Non-cash change in right-of-use (“ROU”) operating lease assets	1,868	2,199
Stock-based compensation, net	1,051	2,155
Loss on disposal of assets	6	18
Loss (gain) on sale of Stockman’s, net	209	(2,000)
Provision for credit losses	27	215
Deferred income taxes	97	211
Other	50	—
Increases and decreases in operating assets and liabilities:
Accounts receivable	2,059	(730)
Prepaid expenses, inventories and other	(381)	(752)
Income taxes payable	—	(489)
Operating lease liabilities	(1,356)	(1,969)
Contract liabilities	(3,883)	(5,361)
Accounts payable and other liabilities	(8,043)	203
Net cash used in operating activities	(2,067)	(993)
Cash flows from investing activities:
Capital expenditures, net of changes in payables	(11,281)	(44,626)
Proceeds from sale of Stockman’s	2,412	7,000
Acquisition of intangible assets	—	(1)
Other	—	(70)
Net cash used in investing activities	(8,869)	(37,697)
Cash flows from financing activities:
Payment of debt issuance costs and extension fees	(281)	—
Borrowings under revolving credit facility	16,500	13,000
Repayment of revolving credit facility borrowings	(13,500)	(13,000)
Repayment of finance lease obligations	(1,354)	(1,257)
Proceeds from exercise of stock options	485	189
Repayment of seller-backed mortgage for asset acquisition	(206)	(186)
Net cash provided by (used in) financing activities	1,644	(1,254)

Net decrease in cash, cash equivalents and restricted cash, including cash classified within current assets held for sale	(9,292)	(39,944)
Less: net change in cash classified within current assets held for sale	—	(250)
Net decrease in cash, cash equivalents and restricted cash	(9,292)	(40,194)
Cash, cash equivalents and restricted cash, beginning of period	40,221	73,794
Cash, cash equivalents and restricted cash, end of period	$30,929	$33,600

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – (Continued)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$38,485	$38,885
Cash paid for income taxes	—	489
Payables and accruals incurred for capital expenditures	422	4,678
Accrued liability related to asset acquisition	9,685	15,994
Right-of-use asset and liability remeasurements:
Operating leases	165	14,023
Financing leases	2,420	—

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

The Company currently operates six casinos: five on real estate that we own or lease, and one located within a hotel owned by a third party. Additionally, we currently benefit from two active sports wagering websites (referred to as skins), one in Indiana and one in Illinois.

In February 2023, we opened our temporary American Place facility. We have begun the design work for the permanent gaming facility that we plan to build on adjoining land.

In October 2024, we completed the phased opening of Chamonix, our newest property, located adjacent to our existing Bronco Billy’s Casino.

In April 2025, we completed the sale of Stockman’s Casino (“Stockman’s”) to a privately-owned company.

In July 2025, we agreed with an operator to extend its use of our active sports wagering skin in Indiana through December 2031, and such operator fully prepaid its remaining term for the Indiana skin.

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

Stock-based Compensation. Estimated compensation costs for performance stock reflect meeting certain growth-rate targets and may be subject to partial or full reversals in the current or following year if not completely met at year-end.  In the first quarter of 2025, the Company’s compensation committee determined that certain performance criteria for 2024 were not satisfied. As a result, stock-based compensation costs of $0.8 million that were previously recognized in 2024 were reversed. Stock-based compensation was $0.7 million for each of the three months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025, stock-based compensation was $1.1 million, compared to $2.2 million in the prior-year period, primarily due to the reversal described above.

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

Accounts receivable consists of the following:

(In thousands)	September 30,	December 31,
	2025	2024
Casino	$609	$653
Hotel	35	13
Other Operations(1)	1,822	3,042
Contracted Sports Wagering	43	1,017
Other	662	514
	3,171	5,239
Less: Provision for credit losses	(156)	(138)
	$3,015	$5,101

__________

(1)	Primarily consists of ATM receivables.

The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the respective periods:

(In thousands)
	2025	2024
Balance at January 1	$138	$1,189
Current period provision for credit losses	27	215
Write-offs	(9)	(1,251)
Balance at September 30	$156	$153

Management regularly evaluates the adequacy of the Company’s recorded reserves. At September 30, 2025, we believe that no significant concentrations of credit risk existed for which a reserve had not already been recorded.

4. DISPOSITION

On August 28, 2024, the Company entered into an agreement with a third party to sell Stockman’s for total gross proceeds of $9.2 million, plus certain working capital adjustments at closing. The sale was completed in two phases: the sale of Stockman’s real property for $7.0 million, which closed on September 27, 2024 at a $1.9 million gain; and the sale of certain remaining operating assets and related liabilities for $2.2 million (excluding working capital adjustments), which closed on April 1, 2025 at a $0.2 million loss (and subject to working capital adjustments that have not been finalized). Accordingly, as of April 1, 2025, the Company no longer owns or operates Stockman’s Casino. The disposition of Stockman’s is not expected to have a major effect on the Company’s operations or financial results.

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

5. LEASES

The Company has no material leases in which it is the lessor. As lessee, the Company has finance leases for a hotel and certain equipment, as well as operating leases for land, casino and office space, equipment, and buildings. The Company’s remaining material lease terms, including extensions, range from greater than one year to approximately 96 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land leases at Silver Slipper and American Place do include contingent rent, as further discussed below.

Operating Leases

Waukegan Ground Lease through February 2122 and Option to Purchase. In January 2023, the Company’s subsidiary, FHR-Illinois, LLC, entered into a 99-year ground lease (the “Ground Lease”) for approximately 32 acres of land (the “City-Owned Parcel”) with the City of Waukegan, Illinois (the “City”). The Ground Lease commenced concurrently with the opening of American Place on February 17, 2023. The City-Owned Parcel and an adjacent 10-acre parcel owned by the Company comprise the location of American Place, including its temporary facility. Annual rent under the Ground Lease is the greater of (i) $3.0 million, or (ii) 2.5% of gross gaming revenue (as defined in the Ground Lease) generated by American Place.

The Company has the right to purchase the City-Owned Parcel at any time during the term of the Ground Lease for $30 million. If it does so prior to the opening of the permanent American Place facility, then it must continue to pay rent due to the City under the Ground Lease until the permanent casino is open.

Silver Slipper Casino Land Lease through April 2058 and Option to Purchase. In 2004, the Company’s subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. Annual minimum rent is $0.9 million throughout the lease term until 2058, plus contingent rent of 3% of excess gross gaming revenue (as defined in the lease) in any month where such revenue is in excess of $3.65 million. Total rent expense in 2024, including contingent rent, was $1.6 million.

Through October 1, 2027, the Company may buy out the lease for $15.5 million, plus a seller-retained interest in Silver Slipper’s operations of 3% of net income (as defined in the lease) for 10 years following the purchase date.

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

Grand Lodge Casino Lease through December 2034. The Company’s subsidiary, Gaming Entertainment (Nevada), LLC, has a lease (the “Hyatt Lease”) with Incline Hotel, LLC, the owner of the Hyatt Regency Lake Tahoe Resort (“Hyatt Lake Tahoe”), to operate Grand Lodge. It is collateralized by the Company’s interests under the lease and property (as defined in the lease) and is subordinate to the liens of the Notes (see Note 6). The lessor has an option to purchase the Company’s leasehold interest and related operating assets of Grand Lodge at any time prior to expiration of the Hyatt Lease, subject to payment of certain amounts. The option price is an amount equal to Grand Lodge’s positive working capital, plus Grand Lodge’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the 12-month period preceding the acquisition (or pro-rated if less than 12 months remain on the Hyatt Lease), plus the fair market value of Grand Lodge’s personal property.

In July 2024, the Hyatt Lease was further amended to extend the term through December 31, 2034. In the event of a significant renovation of the property, the amended lease permits the lessor to terminate the lease early by providing six months’ notice, with the Company retaining Grand Lodge’s personal property at the end of such period. In January 2025, the annual rent increased nominally from $2.00 million to $2.01 million, and will subsequently increase by 2% annually for the remainder of the extended term. Except as set forth in the amendment, all other terms of the Hyatt Lease remain in full force and effect. Accordingly, the Company remeasured this lease’s related ROU asset and liability balances upon the effective date of this amendment.

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

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-guestroom hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel, and approximately 3.01 acres of land on which it resides, at a price based upon the hotel’s original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. At September 30, 2025, such potential purchase price was $1.2 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

Leases recorded on the balance sheet consist of the following:

(In thousands)
		September 30,	December 31,
Leases	Balance Sheet Classification	2025	2024
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$54,254	$55,957
Finance lease assets	Property and Equipment, Net(1)	4,127	4,245
Finance lease assets	Finance Lease Right-of-Use Assets, Net(2)	2,401	976
Total lease assets		$60,782	$61,178

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$3,770	$4,226
Finance	Current Portion of Finance Lease Obligations	1,771	1,610
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	51,589	52,324
Finance	Finance Lease Obligations, Net of Current Portion	2,000	1,095
Total lease liabilities		$59,130	$59,255

__________

(1)	Finance lease assets are recorded net of accumulated amortization of $3.0 million and $2.9 million at September 30, 2025 and December 31, 2024, respectively.
(2)	These finance lease assets are recorded separately from Property and Equipment due to meeting qualifying classification criteria under ASC 842, but ownership of such assets is not expected to transfer to the Company upon term expiration. Additionally, amortization of these assets are expensed over the duration of the lease term or their estimated useful lives, whichever is earlier.

The components of lease expenses are as follows:

(In thousands)		Three Months Ended		Nine Months Ended
	Classification within	September 30,		September 30,
Lease Costs	Statement of Operations	2025	2024	2025	2024
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$1,999	$2,030	$6,083	$5,957
Short-term payments(1)	Selling, General and Administrative Expenses	76	31	433	31
Variable payments	Selling, General and Administrative Expenses	299	340	905	919
Finance leases:
Amortization of leased assets	Depreciation and Amortization	363	382	1,113	1,131
Interest on lease liabilities	Interest Expense, Net	40	61	115	210
Total lease costs		$2,777	$2,844	$8,649	$8,248

__________

(1)	Includes payments for the leaseback of Stockman’s real estate totaling $0.2 million during the first quarter of 2025.

Maturities of lease liabilities at September 30, 2025 are summarized as follows:

(In thousands)
	Operating	Finance
Years Ending December 31,	Leases	Leases
2025 (excluding the nine months ended September 30, 2025)	$1,862	$499
2026	7,249	1,998
2027	7,221	1,585
2028	6,900	—
2029	6,951	—
Thereafter	319,377	—
Total future minimum lease payments	349,560	4,082
Less: Amount representing interest	(294,201)	(311)
Present value of lease liabilities	55,359	3,771
Less: Current lease obligations	(3,770)	(1,771)
Long-term lease obligations	$51,589	$2,000

Other information related to lease term and discount rate is as follows:

	September 30,		December 31,
Lease Term and Discount Rate	2025		2024
Weighted-average remaining lease term
Operating leases	56.1	years	55.8	years
Finance leases	2.0	years	2.0	years
Weighted-average discount rate
Operating leases	10.88%		10.86%
Finance leases	7.58%		6.75%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Nine Months Ended
	September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows for operating leases	$5,664	$5,727
Operating cash flows for finance leases	$115	$210
Financing cash flows for finance leases	$1,354	$1,257

6. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)	September 30,	December 31,
	2025	2024
Revolving Credit Facility due 2027	$30,000	$27,000
8.25% Senior Secured Notes due 2028	450,000	450,000
Less: Unamortized debt issuance costs and discounts/premiums, net	(6,923)	(8,861)
	$473,077	$468,139

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

On February 7, 2022, the Company closed a private offering for an additional $100.0 million of Senior Secured Notes due 2028, which sold at a price of 102.0% of such principal amount. Proceeds from this sale were used: (i) to develop, equip and open the temporary American Place facility, which the Company is operating while it designs and constructs its permanent facility, (ii) to pay the transaction fees and expenses of such offer and sale, and (iii) for general corporate purposes. The additional notes from this sale were issued pursuant to the indenture, dated February 12, 2021 (the “Original Indenture”), to which the Company issued the $310.0 million of 2028 Notes described above. In connection with the issuance of the additional notes in February 2022, the Company and the subsidiary guarantors party to the Original Indenture also entered into three Supplemental Indentures with Wilmington Trust, National Association, as trustee.

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

The interest rate per annum applicable to loans under the Credit Facility is currently, at the Company’s option, either (i) the Secured Overnight Financing Rate (“SOFR”) plus a margin equal to 3.00% and a Term SOFR (as defined) adjustment of 0.15%, or (ii) a base rate plus a margin equal to 2.00%. Terms regarding the annual commitment fee and customary letter of credit fees remain unchanged from the original Credit Agreement, dated March 31, 2021.

The Credit Facility is equally and ratably secured by the same assets and guarantees securing the Notes. The Company may make prepayments of any amounts outstanding under the Credit Facility (without any reduction of the revolving commitments) in whole or in part at any time without penalty.

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing 12-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. At September 30, 2025, the Company complied with this financial covenant and $30.0 million of borrowings were outstanding under the Credit Facility.

Fair Value of Long-Term Debt. The estimated fair value of the Notes was approximately $416.0 million at September 30, 2025 and $447.5 million at December 31, 2024, which values were estimated using quoted market prices (Level 1 inputs). The fair value of the Credit Facility approximates its carrying amount, as it is revolving, variable rate debt, and is classified as a Level 2 measurement.

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

The following table summarizes the primary activities related to short- and long-term customer contract related liabilities:

	Outstanding		Players		Contracted		Progressive
(In thousands)	Chip Liability		Club Points		Sports Wagering		Jackpots and Other
	2025	2024	2025	2024	2025	2024	2025	2024
Balance at January 1	$683	$527	$930	$765	$10,404	$12,367	$5,767	$4,477
Balance at September 30	568	516	994	919	6,519	7,006	6,171	5,549
Increase (Decrease)	$(115)	$(11)	$64	$154	$(3,885)	$(5,361)	$404	$1,072

8. INCOME TAXES

The Company’s effective income tax rates for the three months ended September 30, 2025 and 2024 were 0.2% and 1.5%, respectively, primarily due to the Company’s projections for pre-tax book income in each of those years. For the nine months ended September 30, 2025 and 2024, the Company’s effective income tax rates were (0.3%) and (0.7%), respectively, primarily due to changes in valuation allowances, which were affected by the release of deferred tax liabilities in connection with the sale of Stockman’s intangible assets in April 2025. The Company’s income tax provision or benefit for interim periods has been determined using an estimate of its annual effective tax rate, adjusted for discrete items.

The Company continues to assess the realizability of deferred tax assets (“DTAs”) and concluded that it has not met the “more likely than not” threshold. At September 30, 2025, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with Accounting Standards Codification 740 (“ASC 740”), this assessment has taken into consideration the jurisdictions in which these DTAs reside. The valuation allowance against DTAs has no effect on the actual taxes paid or owed by the Company.

Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate.

On July 4, 2025, new U.S. tax legislation (“H.R. 1”) was signed into law, which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, H.R. 1 makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. While further evaluation is ongoing, the new tax legislation is not expected to have a material impact on the Company’s financial position or results of operations.

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

Contingent Gaming License Fees in Illinois

As required for its gaming licensure at American Place, the Company continues to accrue for a “Reconciliation Payment” that will be due to the Illinois Gaming Board (“IGB”) over a long-term basis. The Reconciliation Payment is calculated in February 2026 (three years after the commencement of gaming operations in Illinois) in an amount equal to 75% of the adjusted gross receipts for the most lucrative trailing 12-month period of operations, offset by certain licensing fees already paid by the Company. The Reconciliation Payment is due in installments over a period of six years, expected to begin in 2026 or early 2027.

The estimated present value of the long-term obligation for the Company’s gaming license in Illinois consists of the following, and results in a corresponding increase to the Illinois gaming license valuation:

(In thousands)	September 30,	December 31,
	2025	2024
Estimated IGB Reconciliation Fee(1)	$53,506	$46,039
Less: Amount representing interest(2)	(8,955)	(11,173)
Present value of IGB Reconciliation Fee(3)	$44,551	$34,866

__________

(1)	Calculated based upon gaming revenues generated during the trailing 12-months of the corresponding dates. This one-time fee will be paid in installments that are expected to begin in 2026 or early 2027 and extend over a period of six years.
(2)	The effective interest rate of the Revolving Credit Facility (see Note 6) is used to impute interest on this long-term obligation and its corresponding increase to the Illinois gaming license valuation, which approximates their fair values.
(3)	The current and noncurrent balances are located respectively within “Other accrued liabilities” and “Other long-term liabilities, net of current portion” on the consolidated balance sheets.

10. EARNINGS (LOSS) PER SHARE

The table below reconciles basic and diluted loss per share of common stock:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss ─ basic	$(7,678)	$(8,472)	$(27,826)	$(28,373)
Net loss ─ diluted	$(7,678)	$(8,472)	$(27,826)	$(28,373)

Denominator:
Weighted-average common shares ─ basic	36,111	34,944	36,000	34,749
Potential dilution from share-based awards	—	—	—	—
Weighted-average common and common share equivalents ─ diluted	36,111	34,944	36,000	34,749
Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	3,371	3,580	3,290	4,067

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

The following tables present the Company’s segment information:

(In thousands)	Three Months Ended September 30, 2025
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$46,667	$13,156	$—	$59,823
Food and beverage	8,248	1,702	—	9,950
Hotel	1,777	2,688	—	4,465
Other operations, including contracted sports wagering	1,633	447	1,632	3,712
Total consolidated revenues	58,325	17,993	1,632	77,950

Less:
Payroll and related costs	15,622	5,874	—	21,496
Cost of sales	4,460	827	—	5,287
Gaming taxes and other(1)	10,782	766	13	11,561
Other segment items(2)	15,909	7,317	77	23,303
Total segment expenses	46,773	14,784	90	61,647

Adjusted Segment EBITDA	11,552	3,209	1,542	16,303
Other operating costs and expenses:
Depreciation and amortization				(10,641)
Corporate expenses				(1,491)
Project development costs				(57)
Loss on sale of Stockman’s				(4)
Stock-based compensation				(674)
Operating income				3,436
Other expense:
Interest expense, net				(11,128)
Loss before income taxes				(7,692)
Income tax benefit				(14)
Net loss				$(7,678)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Credit loss expense net of recoveries, as well as certain overhead expenses.

(In thousands)	Three Months Ended September 30, 2024
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$41,855	$14,261	$—	$56,116
Food and beverage	8,866	2,234	—	11,100
Hotel	2,136	2,557	—	4,693
Other operations, including contracted sports wagering	1,653	335	1,790	3,778
Total consolidated revenues	54,510	19,387	1,790	75,687

Less:
Payroll and related costs	15,205	6,767	—	21,972
Cost of sales	4,811	1,130	—	5,941
Gaming taxes and other(1)	9,358	2,218	19	11,595
Other segment items(2)	14,887	8,074	(266)	22,695
Total segment expenses	44,261	18,189	(247)	62,203

Adjusted Segment EBITDA	10,249	1,198	2,037	13,484
Other operating costs and expenses:
Depreciation and amortization				(10,493)
Corporate expenses				(1,742)
Project development costs				(52)
Preopening costs				(42)
Gain on sale of Stockman’s				2,000
Stock-based compensation				(706)
Operating income				2,449
Other expense:
Interest expense, net				(11,047)
Loss before income taxes				(8,598)
Income tax benefit				(126)
Net loss				$(8,472)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Credit loss expense net of recoveries, as well as certain overhead expenses.

(In thousands)	Nine Months Ended September 30, 2025
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$136,865	$35,241	$—	$172,106
Food and beverage	24,562	5,029	—	29,591
Hotel	5,325	6,702	—	12,027
Other operations, including contracted sports wagering	6,548	1,111	5,571	13,230
Total consolidated revenues	173,300	48,083	5,571	226,954

Less:
Payroll and related costs	46,337	18,993	—	65,330
Cost of sales	12,568	2,457	—	15,025
Gaming taxes and other(1)	31,298	4,033	38	35,369
Other segment items(2)	45,683	22,995	200	68,878
Total segment expenses	135,886	48,478	238	184,602

Adjusted Segment EBITDA	37,414	(395)	5,333	42,352
Other operating costs and expenses:
Depreciation and amortization				(31,836)
Corporate expenses				(4,919)
Project development costs				(231)
Loss on disposal of assets				(6)
Loss on sale of Stockman’s, net				(209)
Stock-based compensation, net				(1,051)
Operating income				4,100
Other expenses:
Interest expense, net				(31,779)
Other				(50)
				(31,829)
Loss before income taxes				(27,729)
Income tax provision				97
Net loss				$(27,826)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Credit loss expense net of recoveries, as well as certain overhead expenses.

(In thousands)	Nine Months Ended September 30, 2024
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$125,815	$36,659	$—	$162,474
Food and beverage	26,059	5,213	—	31,272
Hotel	6,269	5,018	—	11,287
Other operations, including contracted sports wagering	6,456	681	6,933	14,070
Total consolidated revenues	164,599	47,571	6,933	219,103

Less:
Payroll and related costs	43,560	18,564	—	62,124
Cost of sales	14,082	2,817	—	16,899
Gaming taxes and other(1)	28,361	4,124	45	32,530
Other segment items(2)	43,390	20,138	339	63,867
Total segment expenses	129,393	45,643	384	175,420

Adjusted Segment EBITDA	35,206	1,928	6,549	43,683
Other operating costs and expenses:
Depreciation and amortization				(31,444)
Corporate expenses				(5,391)
Project development costs				(55)
Preopening costs				(2,462)
Loss on disposal of assets				(18)
Gain on sale of Stockman’s				2,000
Stock-based compensation				(2,155)
Operating income				4,158
Other expense:
Interest expense, net				(32,320)
Loss before income taxes				(28,162)
Income tax provision				211
Net loss				$(28,373)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Credit loss expense net of recoveries, as well as certain overhead expenses.

(In thousands)	September 30,	December 31,
	2025	2024
Total Assets
Midwest & South	$285,064	$293,466
West	345,477	360,057
Contracted Sports Wagering	43	68
Corporate and Other	13,816	19,743
	$644,400	$673,334

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

We currently operate six casinos: five on real estate that we own or lease and one located within a hotel owned by a third party. Additionally, we currently benefit from two active sports wagering websites (referred to as skins), one in Indiana and one in Illinois.

In February 2023, we opened our temporary American Place facility. We have begun the design work for the permanent gaming facility that we plan to build on adjoining land.

In October 2024, we completed the phased opening of Chamonix, our newest property, located adjacent to our existing Bronco Billy’s Casino.

In April 2025, we completed the sale of Stockman’s to a privately-owned company.

In July 2025, we agreed with an operator to extend its use of our active sports wagering skin in Indiana through December 2031, and such operator fully prepaid its remaining term for the Indiana skin.

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we provide credit at some of our casinos where permitted by gaming regulations, most of our revenues are cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our revenues are primarily derived from slot machines, but also include other gaming activities, including table games, keno and sports betting. In addition, we derive a significant amount of revenue from our hotels and our food and beverage outlets. We also derive revenues from our golf course and ferry boat service at Rising Star, our RV parks owned at Rising Star and managed at Silver Slipper (through August 2025), and retail outlets and entertainment. We often provide hotel rooms, food and beverages, entertainment, ferry usage, and golf privileges to customers on a complimentary basis; the value of such services is included as revenue in those categories, offset by contra-revenue in the casino revenue category. As a result, the casino revenues in our financial statements reflect patron gaming wins and losses, reduced by the retail value of complimentary services, the value of free play provided to customers, the value of points earned by casino customers that can be redeemed for services or free play, and adjustments for certain progressive jackpots offered by the Company.

We set minimum and maximum betting limits for our slot machines and table games based on market conditions, customer demand and other factors. Our gaming revenues are derived from a broad base of guests that includes both high- and low-stakes players. At Silver Slipper, our on-site sports book operations are in partnership with a company specializing in race and sports betting. At Rising Star, Chamonix/Bronco Billy’s (through June 2025), and American Place, we have contracted with other companies to operate our online sports wagering skins under their own brands in exchange for a percentage of revenues, as defined, subject to annual minimum amounts; the same company that utilizes our online sports skin in Illinois also operates our on-site sports book at American Place. Our operating results may also be affected by, among other things, overall economic conditions affecting the disposable income of our guests, weather conditions affecting access to our properties, achieving and maintaining cost efficiencies, taxation and other regulatory changes, and competitive factors, including but not limited to, additions and improvements to the competitive supply of gaming facilities, as well as pandemics and similar widespread health emergencies.

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

Extension of Contracted Sports Wagering Agreement in Indiana. In January 2025, we received notice that our contracted sports betting operator in Colorado and Indiana was discontinuing its operations in those states, to be effective in June 2025 and December 2025, respectively. In July 2025, such operator reversed its decision to discontinue its Indiana operations and fully prepaid its remaining term for the Indiana skin through December 2031 for a negotiated fee of $1.5 million.

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

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,		Increase /	September 30,		Increase /
	2025	2024	(Decrease)	2025	2024	(Decrease)
Revenues	$77,950	$75,687	3.0%	$226,954	$219,103	3.6%
Operating expenses	74,514	73,238	1.7%	222,854	214,945	3.7%
Operating income	3,436	2,449	40.3%	4,100	4,158	(1.4)%
Interest expense, net	11,128	11,047	0.7%	31,779	32,320	(1.7)%
Other	—	—	N.M.	50	—	N.M.
Income tax (benefit) provision	(14)	(126)	(88.9)%	97	211	(54.0)%
Net loss	$(7,678)	$(8,472)	(9.4)%	$(27,826)	$(28,373)	(1.9)%

__________

N.M. Not meaningful.

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,		Increase	September 30,		Increase /
	2025	2024	(Decrease)	2025	2024	(Decrease)
Casino revenues
Slots	$49,549	$47,007	5.4%	$142,770	$135,609	5.3%
Table games	10,059	8,997	11.8%	28,952	26,539	9.1%
Other	215	112	92.0%	384	326	17.8%
	59,823	56,116	6.6%	172,106	162,474	5.9%

Non-casino revenues, net
Food and beverage	9,950	11,100	(10.4)%	29,591	31,272	(5.4)%
Hotel	4,465	4,693	(4.9)%	12,027	11,287	6.6%
Other	3,712	3,778	(1.7)%	13,230	14,070	(6.0)%
	18,127	19,571	(7.4)%	54,848	56,629	(3.1)%
Total revenues	$77,950	$75,687	3.0%	$226,954	$219,103	3.6%

	Three Months Ended				Nine Months Ended
(In thousands)	September 30,		Increase /		September 30,		Increase /
	2025	2024	(Decrease)		2025	2024	(Decrease)
Slot coin-in	$831,917	$802,072	3.7%		$2,395,005	$2,302,698	4.0%
Slot win(1)	$63,641	$62,201	2.3%		$182,400	$174,610	4.5%
Slot hold percentage(2)	7.6%	7.8%	(0.2)	pts	7.6%	7.6%	—	pts
Table game drop	$58,449	$55,733	4.9%		$166,848	$150,472	10.9%
Table game win(1)	$10,419	$9,185	13.4%		$29,490	$27,038	9.1%
Table game hold percentage(2)	17.8%	16.5%	1.3	pts	17.7%	18.0%	(0.3)	pts

__________

(1)	Does not reflect reductions in casino revenues from discretionary complimentary goods and services that are provided by the Company.
(2)	The three-year averages for slot hold percentage and table game hold percentage were 7.5% and 18.1%, respectively. A significant portion of our results in the recent quarters reflect the opening of two new casinos. Their win percentages may differ from historical averages.

The following discussion is based on our condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.

Revenues. Consolidated total revenues improved by 3.0% (or $2.3 million) and 3.6% (or $7.9 million) for the three and nine months ended September 30, 2025, compared to the prior-year periods, due to the continued ramp-up of operations at our two newest properties, American Place and Chamonix. The sale of Stockman’s Casino in April 2025 and renovation-related disruptions surrounding our Grand Lodge Casino partially offset those revenue gains.

Operating Expenses. Consolidated operating expenses rose by 1.7% (or $1.3 million) for the three months ended September 30, 2025 as compared to the prior-year period, which benefited from the $2.0 million gain on the sale of Stockman’s real property in September 2024. Excluding the impact of such cost recovery in the prior-year period, consolidated operating expenses declined during the quarter.

For the nine months ended September 30, 2025, consolidated operating expenses rose by 3.7% (or $7.9 million), primarily due to the ramp-up of operations mentioned above at American Place and Chamonix, which resulted in increased casino and selling, general and administrative expenses. At American Place, casino expenses rose $4.8 million compared to the prior-year period, largely due to costs associated with increased volumes. At Chamonix, selling, general and administrative expenses increased $4.4 million due to it being only partially open in the prior-year period.

See further information within our reportable segments described below.

Interest Expense.

Interest expense, net, consists of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2025	2024	2025	2024
Interest expense (excluding bond fee amortization and discounts/premiums)	$10,585	$10,585	$30,533	$31,461
Amortization of debt issuance costs and discounts/premiums	744	751	2,219	2,236
Capitalized interest	(145)	(136)	(784)	(697)
Interest income and other	(56)	(153)	(189)	(680)
	$11,128	$11,047	$31,779	$32,320

Net interest expense for the three months ended September 30, 2025 remained relatively flat at $11.1 million, compared to $11.0 million in the prior-year period. For the nine months ended September 30, 2025, the slight decrease in net interest expense was due to reductions in interest rates applied to the revolving credit facility than in the prior-year period. Interest income also declined compared to the prior-year periods, as we maintained higher cash balances throughout much of 2024 to complete the construction of Chamonix.

Income Tax Expense.

For the three months ended September 30, 2025 and 2024, we recognized income tax benefits of $14,000 and $0.1 million, respectively. This resulted in effective income tax rates of 0.2% and 1.5%, respectively, primarily due to our projections for pre‑tax book income in each of those years.

For the nine months ended September 30, 2025 and 2024, we recognized income tax provisions of $0.1 million and $0.2 million, respectively. This resulted in effective income tax rates of (0.3%) and (0.7%), respectively, primarily due to changes in valuation allowances, which were affected by the release of deferred tax liabilities in connection with the sale of Stockman’s intangible assets in April 2025.

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

In July 2025, new U.S. tax legislation (“H.R. 1”) was signed into law, which makes permanent many of the tax provisions enacted in 2017, as part of the Tax Cuts and Jobs Act, that were set to expire at the end of 2025. In addition, H.R. 1 makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. We are still in the process of evaluating the new tax legislation, but we do not expect it to have a material impact on the results of our operations.

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

(In thousands)	Three Months Ended				Nine Months Ended
	September 30,		Increase /		September 30,		Increase /
	2025	2024	(Decrease)		2025	2024	(Decrease)
Revenues
Midwest & South	$58,325	$54,510	7.0%		$173,300	$164,599	5.3%
West	17,993	19,387	(7.2)%		48,083	47,571	1.1%
Contracted Sports Wagering	1,632	1,790	(8.8)%		5,571	6,933	(19.6)%
	$77,950	$75,687	3.0%		$226,954	$219,103	3.6%
Adjusted Segment EBITDA and Adjusted EBITDA
Midwest & South	$11,552	$10,249	12.7%		$37,414	$35,206	6.3%
West	3,209	1,198	167.9%		(395)	1,928	N.M.
Contracted Sports Wagering	1,542	2,037	(24.3)%		5,333	6,549	(18.6)%
Adjusted Segment EBITDA	16,303	13,484	20.9%		42,352	43,683	(3.0)%
Corporate	(1,491)	(1,742)	(14.4)%		(4,919)	(5,391)	(8.8)%
Adjusted EBITDA	$14,812	$11,742	26.1%		$37,433	$38,292	(2.2)%

Adjusted Segment EBITDA Margin
Midwest & South	19.8%	18.8%	1.0	pts	21.6%	21.4%	0.2	pts
West	17.8%	6.2%	11.6	pts	(0.8)%	4.1%	(4.9)	pts
Contracted Sports Wagering	94.5%	113.8%	(19.3)	pts	95.7%	94.5%	1.2	pts

__________
N.M. Not meaningful.

Midwest & South

Our Midwest & South segment includes Silver Slipper, Rising Star and American Place. Total revenues for the three and nine months ended September 30, 2025 increased by 7.0% (or $3.8 million) and 5.3% (or $8.7 million), respectively. Revenues at American Place, which opened its temporary facility in February 2023, increased 14.0% in the third quarter from the prior-year period to an all-time property record in the third quarter of 2025. This more than offset modest revenue declines at Silver Slipper and Rising Star.

Casino revenue increased by 11.5% (or $4.8 million) and 8.8% (or $11.1 million) for the three and nine months ended September 30, 2025. For the three months ended September 30, 2025, slot revenue increased by 9.2% (or $3.2 million) and table games revenue rose by 21.5% (or $1.5 million). For the nine months ended September 30, 2025, slot revenue increased by 8.5% (or $8.8 million) and table games revenue rose by 9.8% (or $2.2 million).

Non-casino revenue declined by 7.9% (or $1.0 million) and 6.1% (or $2.4 million) for the respective three and nine months ended September 30, 2025, primarily due to the discontinuation of unprofitable promotional programs at Silver Slipper. Food and beverage revenue declined by 7.0% (or $0.6 million) and 5.7% (or $1.5 million) for the respective three and nine months ended September 30, 2025, while hotel revenue declined by 16.8% (or $0.4 million) and 15.1% (or $0.9 million) for the corresponding periods during the year.

Adjusted Segment EBITDA rose by 12.7% (or $1.3 million) and 6.3% (or $2.2 million) for the respective three and nine months ended September 30, 2025, benefiting from revenue growth at American Place as mentioned above, as well as Silver Slipper’s focus on operational efficiencies.  Partially offsetting these improvements were an increase in overall advertising activity, additional labor costs related to expanded food options, and a higher average gaming tax rate due to higher casino revenues, all at American Place.

West

Our West segment includes Bronco Billy’s, Chamonix, Grand Lodge, and Stockman’s (until the completion of its sale in April 2025). The market in Cripple Creek, Colorado, is typically seasonal, favoring the summer months. Our Nevada operations have also historically been seasonal, with the summer months accounting for a disproportionate share of annual revenues.

Total revenues declined by 7.2% (or $1.4 million) for the three months ended September 30, 2025, but improved by 1.1% (or $0.5 million) for the nine months ended September 30, 2025.  These results reflect revenue growth at Chamonix, as well as the sale of Stockman’s in April 2025 and renovation-related disruptions at the Hyatt Lake Tahoe, which houses our Grand Lodge Casino.

Casino revenue declined by 7.7% (or $1.1 million) and 3.9% (or $1.4 million) for the respective three and nine months ended September 30, 2025, reflecting the sale of Stockman’s in April 2025. Slot revenue declined by 5.5% (or $0.7 million) and 5.0% (or $1.6 million) for the respective three and nine months ended September 30, 2025. Table games revenue declined by 20.7% (or $0.4 million) for the three months ended September 30, 2025 due to renovation disruptions at Grand Lodge, but improved by 5.6% (or $0.2 million) for the nine months ended September 30, 2025, attributable mostly to expanded table games operations at Chamonix/Bronco Billy’s.

Non-casino revenue declined by 5.6% (or $0.3 million) for the three months ended September 30, 2025, but rose by 17.7% (or $1.9 million) for the nine months ended September 30, 2025. Food and beverage revenue declined by 23.8% (or $0.5 million) and 3.5% (or $0.2 million) for the respective three and nine months ended September 30, 2025. Hotel revenue rose by 5.2% (or $0.1 million) and 33.6% (or $1.7 million) for the corresponding 2025 periods, due to the completion of Chamonix’s phased opening in October 2024 and its continuing ramp-up of operations.

Adjusted Segment EBITDA rose 167.9% to $3.2 million in the third quarter of 2025, with $2.1 million of such amount generated by Chamonix/Bronco Billy’s in Colorado. In the prior-year period, Adjusted Segment EBITDA was $1.2 million, including $(0.7) million from our Colorado operations. As the Company’s newest property, Chamonix is early in its expected ramp-up, with operations expected to continue improving in the coming quarters and years. In March 2025, we hired a new general manager to lead our Chamonix and Bronco Billy’s operations, with a focus on profitable revenue growth and reducing inefficiencies. Of note, when comparing the first and second quarters of 2025, operating expenses at Chamonix/Bronco Billy’s were $1.2 million lower with flat revenues of $11.6 million. In the third quarter of 2025, the Adjusted Segment EBITDA Margin for the segment rose 11.6 percentage points to 17.8% from 6.2% in the prior-year period. For the nine months ended September 30, 2025, Adjusted Segment EBITDA was $(0.4) million compared to $1.9 million in the prior-year period, reflecting revenue declines as mentioned above and early inefficiencies related to Chamonix’s ramp-up of operations.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado, Indiana and Illinois.

Comparisons for both the three- and nine-month periods were adversely affected by fewer active sports wagering skins in the 2025 periods. Accordingly, revenues for the three months ended September 30, 2025 declined from $1.8 million in the prior-year period to $1.6 million, and Adjusted Segment EBITDA declined from $2.0 million to $1.5 million. For the nine months ended September 30, 2025, revenues declined from $6.9 million in the prior-year period to $5.6 million, and Adjusted Segment EBITDA declined from $6.5 million to $5.3 million.

Corporate

Corporate expenses for the three and nine months ended September 30, 2025 decreased by $0.3 million and $0.5 million, respectively, when compared to the prior-year periods, primarily due to decreases in accrued bonus compensation and certain third-party professional services fees. Corporate expenses were $1.5 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, corporate expenses were $4.9 million and $5.4 million, respectively.

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

The following table presents a reconciliation of net loss and operating income to Adjusted EBITDA:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(7,678)	$(8,472)	$(27,826)	$(28,373)
Income tax (benefit) provision	(14)	(126)	97	211
Interest expense, net	11,128	11,047	31,779	32,320
Other	—	—	50	—
Operating income	3,436	2,449	4,100	4,158
Project development costs	57	52	231	55
Preopening costs	—	42	—	2,462
Depreciation and amortization	10,641	10,493	31,836	31,444
Loss on disposal of assets	—	—	6	18
Loss (gain) on sale of Stockman’s, net of impairment	4	(2,000)	209	(2,000)
Stock-based compensation, net	674	706	1,051	2,155
Adjusted EBITDA	$14,812	$11,742	$37,433	$38,292

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA.

Three Months Ended September 30, 2025
(In thousands)
						Adjusted
						Segment
	Operating	Depreciation	Loss on	Project	Stock-	EBITDA and
	Income	and	Sale of	Development	Based	Adjusted
	(Loss)	Amortization	Stockman’s	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$5,389	$6,163	$—	$—	$—	$11,552
West	(1,260)	4,465	4	—	—	3,209
Contracted Sports Wagering	1,542	—	—	—	—	1,542
	5,671	10,628	4	—	—	16,303
Other operations
Corporate	(2,235)	13	—	57	674	(1,491)
	$3,436	$10,641	$4	$57	$674	$14,812

Three Months Ended September 30, 2024
(In thousands)
							Adjusted
							Segment
	Operating	Depreciation	Gain on	Project		Stock-	EBITDA and
	Income	and	Sale of	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	Stockman’s	Costs	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$4,091	$6,158	$—	$—	$—	$—	$10,249
West	(1,141)	4,297	(2,000)	—	42	—	1,198
Contracted Sports Wagering	2,037	—	—	—	—	—	2,037
	4,987	10,455	(2,000)	—	42	—	13,484
Other operations
Corporate	(2,538)	38	—	52	—	706	(1,742)
	$2,449	$10,493	$(2,000)	$52	$42	$706	$11,742

Nine Months Ended September 30, 2025
(In thousands)
							Adjusted
				Loss on		Stock-	Segment
	Operating	Depreciation	Loss on	Sale of	Project	Based	EBITDA and
	Income	and	Disposal	Stockman’s,	Development	Compensation,	Adjusted
	(Loss)	Amortization	of Assets	net	Costs	net	EBITDA
Reporting segments
Midwest & South	$18,833	$18,575	$6	$—	$—	$—	$37,414
West	(13,817)	13,213	—	209	—	—	(395)
Contracted Sports Wagering	5,333	—	—	—	—	—	5,333
	10,349	31,788	6	209	—	—	42,352
Other operations
Corporate	(6,249)	48	—	—	231	1,051	(4,919)
	$4,100	$31,836	$6	$209	$231	$1,051	$37,433

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

Liquidity and Capital Resources

Cash Flows

At September 30, 2025, we had $30.9 million of cash and equivalents. Over the past several years, we invested in two new casinos (one of which has a hotel) that are now open to the public: the temporary facility at American Place, which opened in February 2023, and Chamonix, which opened in phases between December 2023 and October 2024. Such construction activity is now complete and both operations are in their ramp-up periods.

We estimate that between $10 million and $15 million of cash is used in our day-to-day operations. We believe that current cash balances, together with the available borrowing capacity under our revolving credit facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations.

Cash flows – operating activities. On a consolidated basis, cash used in operations during the nine months ended September 30, 2025 was $2.1 million, compared to cash used in operations of $1.0 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. The change in operating cash flows for the nine months ended September 30, 2025, as compared to the prior-year period, was primarily related to the timing of our spending and its impact on working capital.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the respective nine months ended September 30, 2025 and 2024 was $8.9 million and $37.7 million, both primarily related to the construction of Chamonix. During the recent period, we completed the surface parking lots at Chamonix, construction of which had been affected by a delay in receiving certain local approvals.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during the nine months ended September 30, 2025 was $1.6 million, compared to cash used in financing activities of $1.3 million in the prior-year period. During 2025, we increased net borrowings from the Credit Facility by $3.0 million.

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

Debt

Long-term Debt. At September 30, 2025, we had $450.0 million of principal indebtedness outstanding under the Notes and $30.0 million outstanding under the Credit Facility. We also owe $1.2 million related to our finance lease of a hotel at Rising Star. With the exception of the Credit Facility, all of our debt is at fixed interest rates. See Note 6 for details on our debt obligations.

Other

Long-term Obligation. As required for our gaming licensure at American Place, we continue to accrue for an interest-free “Reconciliation Payment” that will be due to the Illinois Gaming Board (“IGB”) over a long-term basis (see Note 9). We currently estimate that a total of $53.5 million will be due to the IGB over the course of six years. Of the total amount, a discounted value of $44.6 million has been added to the valuation of our Illinois gaming license, while the remaining $9.0 million is expected to be expensed as imputed interest through the maturity of this obligation.

Capital Investments. In addition to normal maintenance capital expenditures, we expect to make significant capital investments once we commence construction of the permanent American Place facility. Significant construction of the permanent American Place facility is not expected to begin until funding for such construction is secured.

American Place. We were selected by the IGB to develop and operate American Place in Waukegan, Illinois. While the larger permanent facility is under development, we are operating the temporary American Place facility, which opened in February 2023. We expect to internally generate a portion of the needed funds to complete American Place, but we will likely need additional financing. While there is no certainty that we will be able to do so, we intend to arrange such additional funding concurrent with the refinancing of our existing debt. Our existing bonds are currently callable and otherwise scheduled to mature in February 2028. The construction budget for the permanent American Place facility, excluding capitalized interest, is approximately $302 million.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; our expected construction budgets, estimated commencement and completion dates, expected amenities, and our expected operational performance for the American Place permanent facility; our expectations regarding our ability to generate operating cash flow and to obtain debt financing on reasonable terms and conditions for the construction of the permanent American Place facility; our expectations regarding our ability to refinance our outstanding debt; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects, and the resulting impact on our financial results; our expectations regarding the effect of management changes and operational improvements at our properties, including Chamonix; beliefs in connection with our marketing efforts, including our revamped marketing strategy at Chamonix and our ability to access the Colorado Springs and southern Denver markets; our expectations regarding the renovation-related disruptions at the Hyatt Lake Tahoe complex that houses our Grand Lodge Casino; our sports wagering contracts with third-party providers, including the expected revenues and expenses and our expectations regarding the operation and usage of our available idle sports wagering contracts, our ability to replace any terminated sports wagering contracts or our ability to operate sports wagering contracts ourselves; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; anticipated sources of funds; anticipated or potential legislative actions; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal and litigation matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — At September 30, 2025, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2025, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 5. Other Information

During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

FULL HOUSE RESORTS, INC.

Date: November 6, 2025	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: November 6, 2025	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)