Form 10-K
period 2025-12-31
FULL HOUSE RESORTS INC
filed 2026-03-16
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2025
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

The aggregate market value of Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant, as of June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter), was: $124.4 million. As of March 13, 2026, there were 36,183,070 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference

The information required by Part III of this Form 10-K is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2026, which definitive proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2025.

FULL HOUSE RESORTS, INC.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; our expected construction budgets, estimated commencement and completion dates, expected amenities, and our expected operational performance for the American Place permanent facility; our expectations regarding our ability to generate operating cash flow and to obtain debt financing on reasonable terms and conditions for the construction of the permanent American Place facility; our expectations regarding our ability to refinance our outstanding debt; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects, and the resulting impact on our financial results; our expectations regarding the effect of management changes and operational improvements and performance at our properties, including Chamonix; beliefs in connection with our marketing efforts, including our revamped marketing strategy at Chamonix and our ability to access the Colorado Springs and southern Denver markets; our expectations regarding the renovation-related disruptions at the Hyatt Lake Tahoe complex that houses our Grand Lodge Casino; our sports wagering contracts with third-party providers, including the expected revenues and expenses and our expectations regarding the operation and usage of our available idle sports wagering contracts, our ability to replace any terminated sports wagering contracts or our ability to operate sports wagering contracts ourselves; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; anticipated sources of funds; anticipated or potential legislative actions; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal and litigation matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

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

Risks Related to our Business and Operations

●	We face significant competition from other gaming and entertainment operations.
●	We may face revenue declines if discretionary consumer spending drops, including due to an economic downturn.
●	We cannot assure you that any of our contracted sports betting parties, through the use of our permitted website “skins,” will be able to compete effectively, that our contracted sports parties will have the ability and/or willingness to sustain sports betting operations should they experience an extended period of unprofitability, or that we will have the ability to replace existing partners or vendors on similar terms as our existing contractual revenue minimums.
●	Our Illinois casino operations and Mississippi casino hotel currently generate a significant percentage of our revenues and Adjusted EBITDA. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of those properties.
●	We derive our revenues and operating income from our properties located in Mississippi, Colorado, Indiana, Nevada and Illinois, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.
●	Some of our operations are located on leased property. If the lessor of the Grand Lodge Casino exercises its buyout or early termination rights or fails to extend the lease, or if we default on this or certain of our other leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.
●	A prolonged closure of our casinos would negatively impact our ability to service our debt.
●	Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.
●	Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, including as a result of climate change, such as hurricanes, floods, wildfires, pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus pandemic, or other catastrophic events, including war, terrorism and gun violence.
●	Several of our properties, including Silver Slipper, our Chamonix/Bronco Billy’s complex and Rising Star, are accessed by our customers via routes that have few alternatives.
●	Marine transportation is inherently risky, and insurance may be insufficient to cover losses that may occur to our assets or result from our ferry boat operations.
●	We may incur property and other losses that are not adequately covered by insurance, including adequate levels of weather catastrophe occurrence/named windstorm, flood and earthquake insurance coverage for our properties.
●	We depend on our key personnel and our ability to attract and retain employees.
●	Higher wage and benefit costs could adversely affect our business.
●	Rising operating costs at our gaming properties could have a negative impact on our business.
●	We face the risk of fraud and cheating.
●	Win rates for our gaming operations depend on a variety of factors, some beyond our control.
●	The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.
●	Our business may be adversely affected by legislation prohibiting tobacco smoking.
●	We rely on, among other things, trademarks, licenses, confidentiality procedures, and contractual provisions to protect our intellectual property rights and we may be unable to protect or may not be successful in protecting our intellectual property rights.
●	Our commercial success depends upon us avoiding the infringement of intellectual property rights owned by others and any such infringements, including those that are inadvertent, may have a material adverse effect on our business.
●	We are subject to risks related to corporate social responsibility and reputation.

Risks Related to Development and Growth Opportunities

●	We are engaged from time to time in one or more construction and development projects, and many factors could prevent us from completing them as planned.
●	The construction costs for our growth projects may exceed budgeted amounts plus contingencies. This may result in insufficient funds to complete these projects or the need to raise additional capital.
●	There is no assurance that any growth projects will not be subject to additional regulatory restrictions, delays, or challenges.
●	There is no assurance that our growth projects will be successful.
●	We face a number of challenges prior to opening new or upgraded facilities.
●	We may face disruption and other difficulties in integrating and managing facilities we have recently developed or acquired, or may develop or acquire in the future.
●	The construction of the permanent American Place facility may inconvenience customers and disrupt business activity at our adjacent temporary casino facility.
●	The permanent American Place facility, additional growth projects or potential enhancements at our properties may require us to raise additional capital.
●	The casino, hotel and resort industry is capital intensive, and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.
●	We may face risks related to our ability to receive regulatory approvals required to complete certain acquisitions, mergers, joint ventures, and other developments, as well as other potential delays in completing certain transactions.
●	If we fail to obtain necessary government approvals in a timely manner, or at all, it can adversely impact our various expansion, development, investment and renovation projects.
●	Insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect our operating results and financial condition.

Risks Related to our Indebtedness

●	Our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.
●	The indenture governing the Notes and the Credit Facility impose restrictive covenants and limitations that could significantly affect our ability to operate our business and lead to events of default if we do not comply with the covenants.
●	To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
●	We may not be able to generate sufficient cash flows to service all of our indebtedness and fund our operating expenses, working capital needs and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
●	We depend on our subsidiaries for certain dividends, distributions and repayment of our indebtedness, including the Notes and any borrowings under the Credit Facility.
●	Our ability to obtain additional financing on commercially reasonable terms may be limited.
●	The obligations under the Notes and the Credit Facility are collateralized by a security interest in substantially all of our assets. If we default on those obligations, the holders of the Notes and lenders under the Credit Facility could foreclose on our assets. In addition, the existence of these security interests may adversely affect our financial flexibility.
●	We and our subsidiaries may still be able to incur substantially more debt, including subordinated debt, which could further exacerbate the risks described above.

Risks Related to our Legal and Regulatory Environment

●	We face extensive regulation from gaming and other regulatory authorities and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations.
●	Changes in legislation and regulation of our business could have an adverse effect on our financial condition, results of operations and cash flows.
●	Our operations in Illinois have certain restrictions as to their operations and requirements for additional investment.
●	Stockholders may be required to dispose of their shares of our common stock if they are found unsuitable by gaming authorities.
●	We are subject to environmental laws and potential exposure to environmental liabilities.
●	We are subject to litigation which, if adversely determined, could cause us to incur substantial losses.
●	Our ferry boat service is highly regulated, which can adversely affect our operations.

Risks Related to Technology

●	Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. If we experience damage or service interruptions, we may have to cease some or all of our operations, which will result in a decrease in revenue.
●	Our information technology and other systems are subject to cybersecurity risk, misappropriation of customer information, other breaches of information security and evolving state and federal privacy laws and regulations.

General Risks

●	Our ability to utilize our net operating loss (“NOL”) carryforwards and certain other tax attributes may be limited.
●	The market price for our common stock may be volatile, and investors may not be able to sell their stock at a favorable price, or at all.
●	The exercise of outstanding options to purchase common stock may result in substantial dilution and may depress the trading price of our common stock.

PART I

Item 1. Business.

References in this document to “Full House,” the “Company,” “we,” “our,” or “us” refer to Full House Resorts, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

Introduction

Formed as a Delaware corporation in 1987, Full House Resorts, Inc. owns, leases, operates, develops, manages, and/or invests in casinos and related hospitality and entertainment facilities. Headquartered in Las Vegas, Nevada, we have operations domestically in Nevada, Colorado, Illinois, Indiana, and Mississippi.

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

The following table presents selected information concerning our casino resort properties as of December 31, 2025:

Segments and Properties	Locations
Midwest & South
American Place Casino (“American Place”)	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel (“Silver Slipper”)	Hancock County, MS (near New Orleans)
Rising Star Casino Resort (“Rising Star”)	Rising Sun, IN (near Cincinnati)
West*
Chamonix Casino Hotel (“Chamonix”) and Bronco Billy’s Casino (“Bronco Billy’s”)	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (“Grand Lodge”), leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV (North Shore of Lake Tahoe)
Contracted Sports Wagering
Three idle sports wagering websites (“skins”)	Colorado
One active sports wagering website (“skin”), plus two others that are currently idle	Indiana
One active sports wagering website (“skin”)	Illinois

__________

*	On April 1, 2025, we completed our sale of Stockman’s Casino.

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

Our casino properties generally operate 24 hours each day, 365 days per year. We also generally operate the hotel, food and beverage, and other on-site operations at our properties. Additionally, we operate a golf course, recreational vehicle park (“RV park”) and ferry service at Rising Star and an RV park at Silver Slipper (through August 2025). At Grand Lodge, the landlord of the Hyatt Regency Lake Tahoe Resort, Spa and Casino (“Hyatt Lake Tahoe”) manages the adjoining hotel, as well as the food and beverage outlets.

Operating Properties

On August 28, 2024, we entered into an agreement with a privately-owned company to sell Stockman’s for total gross proceeds of $9.2 million in two phases: the sale of Stockman’s real property closed in September 2024, while the sale of certain remaining operating assets and related liabilities closed in April 2025. Accordingly, as of April 1, 2025, we no longer own or operate Stockman’s, and its disposition is not expected to have a major effect on our operations or financial results. See Note 3 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for details.

American Place (Waukegan, Illinois)

American Place is located in Waukegan, Illinois, a northern suburb of Chicago. Waukegan is the county seat of Lake County, which has a population of approximately 719,000. According to the U.S. Census Bureau, Lake County is the third most populous county in the state, and one of the wealthier counties in both Illinois and the United States. American Place is currently located in a temporary facility that we are permitted to operate until August 2027, unless further extended, and includes a large casino floor, a center bar, a fine-dining restaurant, two additional full-service restaurants, and two customized Airstream trailers located within the casino that serve beverages and quick meals.

We are currently designing the permanent American Place casino, which is expected to take approximately 18 to 24 months to construct and will be located adjacent to the temporary facility. The permanent American Place is slated to include a world-class casino with a state-of-the-art sports book, assorted eateries and bars, and other amenities designed to attract gaming and non-gaming patrons from throughout Chicagoland and beyond.

American Place is located on approximately 42 acres of land, consisting of approximately 10 acres of owned land and approximately 32 adjoining acres that are under a 99-year lease with the City of Waukegan. We have an option to buy out the lease at any time for $30 million. If we do so prior to the opening of the permanent American Place facility, then we must continue to pay rent due to the City of Waukegan under this lease until the permanent casino is open.

Silver Slipper Casino and Hotel (Hancock County, Mississippi)

The Silver Slipper is the western-most casino on the Mississippi Gulf Coast, midway between Biloxi, Mississippi and New Orleans, Louisiana. The property sits at the western end of an approximately eight-mile-long white sand beach, the closest such beach to the New Orleans and Baton Rouge metropolitan areas. Its customers are primarily from communities in southwestern Mississippi and southern Louisiana, including the North Shore of Lake Pontchartrain and the New Orleans and Baton Rouge metropolitan areas. In addition to its large, modern casino, the Silver Slipper offers 129 hotel rooms, an on-site sportsbook, a fine-dining restaurant, a buffet, a quick-service restaurant, a casino bar and a beachfront pool and bar. It also managed a nearby beachfront RV park through August 2025. Such RV park is now independently operated by its owner.

The primary lease for the Silver Slipper includes approximately 38 acres, consisting of the seven-acre parcel on which the casino and hotel is situated and approximately 31 acres of protected marshlands. The lease term ends in April 2058. Through October 1, 2027, we have the option to buy out the lease.

Chamonix Casino Hotel / Bronco Billy’s Casino (Cripple Creek, Colorado)

Chamonix and Bronco Billy’s are two integrated and adjoining casinos, operated by our management team as a single entity. The properties are located in Cripple Creek, Colorado, a historical gold mining town located approximately one hour from Colorado Springs and two hours from Denver. Its customers are primarily from the Colorado Springs/Pueblo/Cañon City metropolitan area, the second-largest metropolitan area in Colorado, with a population of approximately one million people. Its secondary market, the Denver metropolitan area, has a population of approximately four million people. It occupies a significant portion of the key city block of Cripple Creek’s “casino strip.” Chamonix was opened in phases, between December 2023 and October 2024. The combined Chamonix/Bronco Billy’s complex offers two integrated casinos, approximately 300 luxury guest rooms, 14 additional hotel rooms located nearby, two casual dining outlets, a coffee bar, a fine-dining restaurant, parking garage, rooftop pool, jewelry store, spa, and convention and meeting facilities.

We own much of the real estate for these two properties, but also lease certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease has six renewal options in three-year increments through January 2035. We have the right to buy out the lease at any time during its term.

We are allowed to offer online sports wagering through three sports “skins” in Colorado. As of December 31, 2025, our three Colorado skins were idle.

Rising Star Casino Resort (Rising Sun, Indiana)

Rising Star is located on more than 315 acres on the banks of the Ohio River in Rising Sun, Indiana, approximately one hour from Cincinnati, Ohio, and within two hours of Indianapolis, Indiana, and Louisville and Lexington, Kentucky. In addition to its riverboat-based casino, Rising Star offers a land-based pavilion with approximately 31,500 square feet of meeting and convention space; a contiguous 190-guest-room hotel; an adjacent, leased 104-guest-room hotel set on three acres; a 56-space RV park; four dining outlets; surface parking; and an 18-hole golf course. The 104-guest-room hotel is leased pursuant to an agreement that expires in October 2027 and contains a bargain purchase option, whereby we have the right to purchase the hotel and the landlord has the right to put the hotel to us, in both cases for $1 upon maturity of the lease. We also own 1.3 acres located in Burlington, Kentucky that is used as part of our ferry boat operations, which connects the more populous Boone County, Kentucky to our Rising Star property in Indiana.

We are allowed to offer online sports wagering through three sports “skins” in Indiana. We historically have contracted with outside companies to operate such skins under their own brands in exchange for a percentage of revenues, as defined in each contract, subject to annual minimum amounts. As of December 31, 2025, one of our three skins was live.

Grand Lodge Casino (Incline Village, Nevada)

We operate Grand Lodge at the Hyatt Lake Tahoe under a lease with Incline Hotel, LLC. Grand Lodge is located within the Hyatt Lake Tahoe in Incline Village, Nevada on the north shore of Lake Tahoe and includes approximately 20,990 square feet of leased space. The Hyatt Lake Tahoe is one of two AAA Four Diamond hotels in the Lake Tahoe area. Our casino’s customers consist of both locals and tourists visiting the Lake Tahoe area.

Our lease currently expires on December 31, 2034, though it can be canceled prior to its expiration on terms specified in the lease. The lease was entered into in 2011 and has been extended several times, although there is no certainty that this will continue to be the case. The lease is secured by our interests under such lease, consisting of certain collateral (as defined and described in a security agreement), and is subordinate to both our Senior Secured Notes due 2028 and Revolving Credit Facility. We own the personal property, including slot machines. The landlord currently has both an option to terminate the lease early with six months’ notice in the event of a significant renovation, and to purchase our leasehold interest and operating assets of the Grand Lodge Casino at a defined price based partially on earnings and the market value of such assets.

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

American Place

American Place competes against two existing casinos that primarily serve the northern suburbs of Chicago, a tribal casino in Milwaukee, and slot machines in bars (limited to six machines per bar) in many parts of Illinois. American Place is the only full-service casino in Lake County, Illinois, which has a population of approximately 719,000 residents. Including areas neighboring Lake County, we estimate that American Place is the closest casino to more than one million individuals.

Silver Slipper Casino and Hotel

Silver Slipper is in Mississippi, but is close to the North Shore of Lake Pontchartrain, one of the most affluent and fastest-growing regions in Louisiana. Louisiana law permits 15 riverboat casinos, one land-based casino, four casinos at racetracks, and in certain areas, a limited number of slot machines at qualifying truck stops and off-track betting parlors. At this time, all licenses for riverboat, land-based, and racetrack casinos in Louisiana have been granted. Mississippi does not have a limitation on the number of casino licenses, but requires casinos to be within approximately 800 feet of the Mississippi River shoreline or the Gulf of Mexico, as defined by state law. There are occasionally proposals to relocate casinos within Louisiana or to develop new casinos in Mississippi, but there are considerable political and economic constraints on such potential competition.

Chamonix Casino Hotel / Bronco Billy’s Casino

Chamonix and Bronco Billy’s are located in Cripple Creek, Colorado, which is a historical gold mining town located less than one hour from Colorado Springs, on the west side of Pikes Peak. Cripple Creek is one of only three locations in Colorado where commercial gaming is permitted. The other two locations are in cities that adjoin each other and are approximately one hour west of Denver and two hours from Colorado Springs. Downtown Denver and Colorado Springs are approximately 70 miles apart and certain suburbs of each metropolitan area largely merge into the other. Two Native American gaming operations also exist in southwestern Colorado and there are tribal casinos in Oklahoma, but these are much further from Colorado Springs and Denver than Cripple Creek. There are no federally-recognized Native American tribes in the Colorado Front Range, which includes Denver and Colorado Springs. As of December 31, 2025, Chamonix and Bronco Billy’s were two of 10 gaming facilities operating in Cripple Creek. Chamonix is significantly larger and we believe higher in quality than any of the other existing casinos in Cripple Creek.

Rising Star Casino Resort

Rising Star Casino Resort is located on the banks of the Ohio River in Rising Sun, Indiana, approximately one hour from Cincinnati, Ohio, and within two hours of Indianapolis, Indiana, and Louisville and Lexington, Kentucky. One of three casinos in southeastern Indiana, its closest competitors in Indiana are each approximately 15 miles away, near bridges crossing the Ohio River. There is no bridge at Rising Star, though we operate a ferry boat service connecting Rising Sun, Indiana, to the populous Northern Kentucky region. Rising Star also competes with a large land-based casino near Louisville; casinos in Ohio (including in downtown Cincinnati) and elsewhere in Indiana; and slot parlors associated with racetracks in Kentucky.

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

Marketing

Our marketing efforts are conducted through various means, including our customer loyalty programs and specialized marketing campaigns, such as our seasonal “Christmas Casino” event at Rising Star Casino Resort. We advertise through various channels, including radio, television, Internet, billboards, newspapers and magazines, direct mail, email and social media. We also maintain websites to inform customers about our properties and utilize social media sites to promote our brands, unique events, and special deals. Our customer loyalty programs include the Slipper Rewards Club, the Chamonix/Bronco Billy’s Mile High Rewards Club, the Rising Star VIP Club, the Grand Lodge Players Advantage Club, and American Place’s Legacy Rewards. Under these programs, customers earn points based on their volume of wagering that may be redeemed for various benefits, such as “free play,” complimentary dining, and hotel stays.

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

Employees

As of December 31, 2025, we had 16 full-time corporate employees. We had three executive officers and three additional senior management employees. Our casino properties had 1,557 full-time and 274 part-time employees, as follows:

	December 31, 2025
Employee Count by Property / Location	Full-time	Part-time
American Place	572	68
Silver Slipper	399	50
Chamonix / Bronco Billy’s	303	54
Rising Star	218	87
Grand Lodge	65	15
Corporate	16	—
Total Employees	1,573	274

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

The gaming industry is characterized by an increasingly high degree of competition among a large number of participants. Our casinos and contracted sport wagering businesses compete with other forms of gaming, such as casinos, racetracks, state-sponsored lotteries, sweepstakes, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, sports books at sports stadiums, illegal slot machines and skill games, predictive markets, fantasy sports and internet or mobile-based gaming platforms, including online gaming and sports betting. Certain states and other jurisdictions are considering expansion of such forms of gaming. Each of these could divert customers from our casinos and services, and thus materially and adversely affect our business.

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

Our revenues are highly dependent upon the volume and spending levels of customers at our properties and, as such, our business has been in the past, and could be in the future, adversely impacted by economic downturns. Decreases in discretionary consumer spending or changes in consumer preferences brought about by factors such as, but not limited to, lackluster recoveries from recessions; increases in interest rates; increases in costs of goods and services due to increased inflationary pressures; changes in trade policies; pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases; high unemployment levels; higher income taxes; low levels of consumer confidence; weakness or uncertainty in the housing market; cultural and demographic changes; the impact of high energy, fuel, food and healthcare costs; fears of war or actual conflicts, civil unrest, terrorism or violence; and increased stock market volatility may negatively impact our revenues and operating cash flow. This could lead to a reduction in discretionary spending by our guests on entertainment and leisure activities, which could have a material adverse effect on our revenues, cash flow and results of operations. Furthermore, during periods of economic contraction, our revenues may decrease while many of our costs remain fixed and some costs may increase, resulting in decreased earnings.

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

Two of our seven permitted sports “skins” are currently active.  Our contracted sports betting parties, through the use of our permitted website “skins,” compete in a rapidly evolving and highly competitive market. The success of their sports betting operations is dependent on a number of factors that are beyond their control, and ours, including the ultimate tax rates and license fees charged by jurisdictions across the United States; their ability to gain market share in a newly developing market; the timeliness and the technological and popular viability of their products; their ability to compete with new entrants in the market; marketing offerings of their competitors; changes in consumer demographics and public tastes and preferences; and the availability and popularity of other forms of entertainment. While our current agreements with our contracted sports betting parties provide us with contractual minimums for revenue upon their launch of operations, we cannot assure you that any of our contracted sports parties will be able to compete effectively or that they will have the ability or willingness to sustain sports betting operations for an extended period of unprofitability. Should any of our contracted sports betting parties cease operations, as has happened in the past, whether due to unprofitability or for other reasons, there can be no assurance that we will be able to replace them on similar terms as our existing agreements or at all, or that we will be able to successfully operate the skins ourselves.

Our Illinois casino operations and Mississippi casino hotel currently generate a significant percentage of our revenues and Adjusted EBITDA. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of those properties.

For the year ended December 31, 2025, we generated 41.0% of our revenues and 71.2% of our Adjusted EBITDA from our casino in Illinois. Similarly, we generated 23.2% of our revenues and 24.1% of our Adjusted EBITDA from our casino resort in Mississippi. Even after our Chamonix casino hotel in Colorado has fully ramped up its operations, our results will still be dependent on the regional economies and competitive landscapes of a small number of jurisdictions. Likewise, our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these properties.

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

We lease certain parcels of land at our Silver Slipper Casino and Hotel in Mississippi, certain land and buildings at our Colorado operations (much of which is utilized for Chamonix Casino Hotel), one of the two hotels at our Rising Star Casino Resort in Indiana, and certain parcels at American Place in Illinois. We also lease casino space at our Grand Lodge Casino in Nevada. Unless we have a purchase option under such leases and exercise such option, we will have no interest in the improvements thereon at the expiration of the leases. We have purchase options on substantially all of our leased property, except for our corporate offices, the Grand Lodge Casino, and certain storage facilities. It is either currently more advantageous for us to continue to lease rather than exercise such buyout options, or we have certain restrictions which only allow us to exercise the purchase option during certain future time periods. Under certain circumstances and at the expirations of the underlying leases, we might be forced to exercise our buyout options in order to continue to operate those properties. There is no certainty that the funds could be raised at that time at a reasonable cost, or at all, to exercise some or all of the buyout options. The operating lease at the Grand Lodge Casino, which is set to expire on December 31, 2034, includes certain lessor buyout rights based upon a multiple of EBITDA that, if exercised, could result in the lessor purchasing our leasehold interest and the operating assets on terms that may be less than fair market value or financially unfavorable to us. The lease at Grand Lodge Casino also permits the lessor to terminate the lease early in the event of a significant renovation of the property. If the lessor were to termination the lease early, then our results of operations and financial condition could be materially affected.

Since we do not completely control the land, buildings, hotel and space underlying our leased properties, a lessor could take certain actions to disrupt our rights under the long-term leases, which are beyond our control. If the entity owning any leased land, buildings, hotel or space were to disrupt our use either permanently or for a significant period of time, and we were not in a position to exercise our buyout rights at that time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on the lease, then the lessor could terminate the affected lease and we could lose possession of the affected land, buildings, hotel or space and any improvements thereon. The loss of a lease could have a significant adverse effect on our business, financial condition and results of operations, and we may then be unable to operate all or portions of the affected facilities, which, in turn, may result in a default under our debt agreements.

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

Natural disasters and extreme weather conditions, potentially exacerbated by climate change, such as major hurricanes, tornadoes, typhoons, floods, fires and earthquakes, could adversely affect our business and operating results. Certain of our properties are located in areas that may be subject to extreme weather conditions. Hurricanes are common in the area in which our Mississippi property is located. The severity of such natural disasters is unpredictable. In October 2020, Hurricane Zeta caused the temporary closure of the Silver Slipper and caused approximately $5 million of damage, most of which was covered by insurance. In 2005, prior to the development of the Silver Slipper, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. Additionally, our Indiana property is at risk of flooding due to its proximity to the Ohio River. Wildfires are a significant risk in the Colorado and Sierra Nevada regions. Chamonix/Bronco Billy’s and Grand Lodge can be adversely affected by nearby forest fires and the impacts therefrom, as well as significant snowfall events. Changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased regulatory costs, which may include capital expenditures at our existing properties to ensure compliance with any new or updated regulations. This may also adversely affect our operations. There can be no assurance that the potential impacts of climate change and severe weather will not have a material adverse effect on our properties, operations or business.

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

Several of our properties, including Silver Slipper, our Chamonix/Bronco Billy’s complex and Rising Star, are accessed by our customers via routes that have few alternatives.

The Silver Slipper is located at the end of a dead-end road, with no other access. Our Chamonix/Bronco Billy’s complex is accessed by most guests via a mountain pass; if that pass is closed for any reason, the alternative is longer. Rising Star’s primary access from Cincinnati is via a road alongside the Ohio River; if this road is closed, for example, by flooding, the alternative routes involve a ferry boat or more winding roads through the rolling hills inland from the river. If access to any of these roads is blocked for any significant period, our results of operations and financial condition could be materially affected.

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

Rising operating costs at our gaming properties could have a negative impact on our business.

The operating expenses associated with our gaming properties could increase due to, among other reasons, the following factors:

●	continued or increased inflationary pressures;
●	supply chain issues that are beyond our control;
●	changes in federal, state or local tax or regulations, including gaming regulations, gaming taxes, and tariffs on imported goods, could impose additional restrictions or increase our costs;
●	aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base or attract new customers;
●	as our properties age, we may need to increase our expenditures for repairs, maintenance, and to replace equipment necessary to operate our business in amounts greater than what we have spent historically;
●	our reliance on slot play revenues and any additional costs imposed on us from slot machine vendors;
●	availability and cost of the many products and services we provide our customers, including food, beverages, retail items, entertainment, hotel rooms, spa services and golf;
●	availability and costs associated with insurance;
●	increases in costs of labor;
●	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure;
●	our properties use significant amounts of water, and a water shortage may adversely affect our operations; and
●	at Grand Lodge, we rely on Hyatt Lake Tahoe to provide certain items at reasonable costs, including food, beverages, parking and rooms. Any change in its pricing or the availability of such items may affect our ability to compete in this market.

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

Legislation in various forms to ban indoor tobacco smoking has been enacted or introduced in jurisdictions in which we operate. While our casinos in Colorado and Illinois are required to be smoke-free, the gaming areas of our properties in Nevada, Indiana, and Mississippi are not currently subject to tobacco restrictions. If additional restrictions on smoking are enacted in jurisdictions in which we operate, we could experience a decrease in gaming revenue. This is particularly the case if such restrictions are not applicable to all competitive facilities in that gaming market.

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

Construction of these types of projects have certain inherent risks, including the risks of fire, structural collapse, human error and electrical, mechanical and plumbing malfunction. Our development and expansion projects are exposed to significant risks, including:

●	shortage of materials, including due to supply chain issues that are beyond our control;
●	shortage of skilled labor or work stoppages;
●	unforeseen construction scheduling, engineering, excavation, environmental or geological problems;
●	increases in the cost of steel and other raw materials for construction, driven by inflation, U.S. tariffs on imports, changes in trade policies, demand, higher labor and construction costs and other factors, may cause price increases beyond those anticipated in the budgets for our development projects;
●	natural disasters, hurricanes, weather interference, changes in river levels, floods, fires, earthquakes, the impacts of pandemics, or other casualty losses or delays;
●	unanticipated cost increases or delays in completing the project;
●	delays in obtaining, or inability to obtain or maintain, necessary licenses or permits;
●	lack of sufficient funds, or delays in the availability of, financing;
●	changes to plans or specifications;
●	performance by contractors and subcontractors;
●	disputes with contractors;
●	mechanic’s liens on real property collateral that may have priority over the liens securing our indebtedness;
●	personal injuries to workers and other persons;
●	structural heights and the use of cranes;
●	disruption of our operations caused by diversion of management’s attention to new development projects and construction at our existing properties;
●	potential remediation of environmental contamination at our proposed construction sites, which may prove more difficult or expensive than anticipated in our construction budgets;
●	failure to obtain and maintain necessary gaming regulatory approvals and licenses, or failure to obtain such approvals and licenses on a timely basis;
●	requirements or government-established “goals” concerning union labor or requiring that a portion of the project expenditures be through companies controlled by specific ethnic or gender groups, goals that may not be obtainable, or may only be obtainable at additional project cost; and
●	other unanticipated circumstances or cost increases.

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

We expect to continue pursuing expansion opportunities. We regularly evaluate opportunities for acquisition and development of new properties. We could face significant challenges in managing and integrating our expanded or combined operations and any other properties we may develop or acquire, particularly in new competitive markets. The integration of properties we may develop or acquire will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating properties that we may acquire could also interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the development of new properties may involve construction, local opposition, regulatory, legal and competitive risks, as well as the risks attendant to partnership deals on these development opportunities. In projects where we may team up with a joint venture partner, if we cannot reach agreement with such partners, or our relationships otherwise deteriorate, we could face significant increased costs and delays. Local opposition can delay or increase the anticipated cost of a project. Finally, given the competitive nature of these types of limited license opportunities, litigation is possible.

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

As of December 31, 2025, the total principal amount of our indebtedness, excluding unamortized debt issuance costs, was $450.0 million, consisting entirely of the Notes. Our Credit Facility remains outstanding for $30.0 million as of such date. The Notes and the Credit Facility are summarized in Note 7 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.” We also have a finance lease at our Rising Star Casino Resort with an outstanding balance of $1.1 million along with other finance lease obligations and a seller-backed mortgage.

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

Our operations in Illinois have certain restrictions as to their operations and requirements for additional investment.

Our American Place casino in Illinois is currently operating in a temporary facility. Under current Illinois law, we are only permitted to operate in a temporary facility until August 2027. Depending on the construction schedule for the permanent facility, including when construction commences, the permanent casino may not be completed by August 2027. If we are required to temporarily halt gaming activity between August 2027 and the opening of the permanent casino, our operating cash flows during that period and our internally generated resources to build the permanent would be impacted. Additionally, the total cost to construct and open the permanent casino could be adversely impacted should we opt to, for example, continue paying employees during the closure period or hire, license, and train a new workforce prior to reopening.

The purpose of the limitation on temporary operations is to ensure the development of the larger, permanent casino.  We are a significant taxpayer and employer in the region and strive to be a good corporate citizen. We believe that, so long as we are making good faith progress on such development, we are unlikely to be forced to close the temporary casino, but there is no certainty that this will be the case. We have previously received extensions on this deadline and a bill is currently being considered in the state legislature that would further extend this deadline until February 2029.

In the competitive process for this license, we committed to invest a minimum of $500 million. To date, we have invested more than $220 million in American Place, including all license fees, the purchase of land, development of the temporary casino, design fees, preopening expenses, capitalized interest, and the construction of infrastructure benefitting both the temporary and permanent casinos.  We anticipate that additional financing will be necessary to fund the remainder of the obligation and complete the permanent casino.

As discussed in Note 10 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data,” we continue to accrue for a “Reconciliation Payment” that will be due to the Illinois Gaming Board (“IGB”) over a long-term basis. In addition, in our development agreement with the City of Waukegan, we committed to invest an additional $50 million to construct a hotel or other casino-related amenities within five years of the permanent casino’s opening.

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

Our information technology and other systems are subject to cybersecurity risk, misappropriation of customer information, other breaches of information security, and evolving state and federal privacy laws and regulations.

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

Various federal and state legislative or regulatory bodies may adopt new or additional laws and regulations concerning privacy, data retention, data transfer, and data protection. There may be risks and uncertainties associated with these privacy laws and regulations including their interpretation and implementation, as well as the potential extraterritorial effect of certain privacy laws and regulations. Compliance with applicable privacy laws and regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our customers. In addition, non-compliance with applicable privacy laws and regulations by us (or in some circumstances non-compliance by third party service providers engaged by us) may also result in damage of reputation, result in vulnerabilities that could be exploited to breach our systems and/or subject us to fines, payment of damages, lawsuits (including class actions) or restrictions on our use or transfer of personal information (including biometric information).

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

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to companies’ operating performance, for example, as a result of the coronavirus epidemic, changes in U.S. and global trade policies, or changes in the borrowing rates set by the Federal Reserve. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, stockholder derivative lawsuits and/or securities class-action litigation has sometimes been instituted against that company, sometimes irrespective of whether the company took any action contributing to such volatility. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

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

Governance

Qualifications. We view cybersecurity as a shared responsibility.  To that end, the members of our Cybersecurity Committee represent a range of functions from across our company, including our property information technology directors, Corporate Controller, Vice President of Internal Audit and Compliance, Corporate Secretary and General Counsel, and select members of senior management, as needed. This group has primary responsibility for assessing and managing material cybersecurity risks.  The combined experience of this group consists of direct information technology leadership experience, in addition to multiple degrees and specialized training and certifications in the information technology and cybersecurity field.

External Assessments. We engage independent third parties to conduct external vulnerability and penetration testing.

Management’s Role. Our Cybersecurity Committee members and external experts meet quarterly, at a minimum, with the primary purpose of identifying emerging company risks and related solutions, and evaluating the progress of previously-identified risk mitigation activities.

Board Oversight. Our board of directors, with direct oversight by the Audit Committee and senior management, ultimately presides over our management of cybersecurity risk. The board of directors routinely receives reports from the Cybersecurity Committee, via the Audit Committee, about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information system security vulnerabilities.

There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective.  Further, we face a number of cybersecurity risks in connection with our business.  We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.  See Part I, Item 1A. “Risk Factors – Risks Related to Technology” for additional discussion.

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

		December 31, 2025
		Owned	Leased
		Land	Land		Slot	Table	Hotel
Segments and Properties	Locations	(acres)	(acres)		Machines	Games	Rooms
Midwest & South
American Place(a)	Waukegan, IL	9.95	31.70	(b)	905	43	─
Silver Slipper	Hancock County, MS	0.03	44.18	(b)	695	20	129
Rising Star	Rising Sun, IN	312.69	3.01	(b)	629	16	294
West
Chamonix / Bronco Billy’s(c)	Cripple Creek, CO	6.20	2.89	(b)	608	15	313
Grand Lodge	Incline Village, NV	─	0.48		265	9	(d)

__________

(a)	The temporary American Place facility opened on February 17, 2023 and does not have hotel operations. The permanent American Place facility (under development) is currently expected to have a significantly larger casino and additional amenities.
(b)	We have the right to buy out such leases at a fixed price.
(c)	Chamonix and Bronco Billy’s are two integrated and adjoining casinos, operated by our management team as a single entity. Chamonix opened in phases between December 2023 and October 2024.
(d)	Located within the Hyatt Lake Tahoe, which continues to undergo renovations. Although 373 rooms were available, the Hyatt has limited amenities to support occupancy for up to 350 rooms.

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

On March 13, 2026, we had 56 “registered holders” of record of our common stock. We believe that a substantial number of stockholders hold their common stock in “street name” or are otherwise beneficial holders whose shares of record are held by banks, brokers, and other financial institutions. Such holders are not included in the number of “registered holders” above.

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

Executive Overview

Headquartered in Las Vegas, Nevada, we have gaming operations domestically in Nevada, Colorado, Illinois, Indiana, and Mississippi. Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering, among other amenities, casino gambling, hotel accommodations, dining, golf, RV camping, sports betting, entertainment and retail outlets.

The following table identifies our segments, along with properties and their locations as of December 31, 2025:

Segments and Properties	Locations
Midwest & South
American Place Casino (“American Place”)	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel (“Silver Slipper”)	Hancock County, MS (near New Orleans)
Rising Star Casino Resort (“Rising Star”)	Rising Sun, IN (near Cincinnati)
West*
Chamonix Casino Hotel (“Chamonix”) and Bronco Billy’s Casino (“Bronco Billy’s”)	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (“Grand Lodge”), leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV (North Shore of Lake Tahoe)
Contracted Sports Wagering
Three idle sports wagering websites (“skins”)	Colorado
One active sports wagering website (“skin”), plus two others that are currently idle	Indiana
One active sports wagering website (“skin”)	Illinois

__________

*	On April 1, 2025, we completed our sale of Stockman’s Casino.

We currently operate six casinos: five on real estate that we own or lease, and one located within a hotel owned by a third party. Additionally, we currently benefit from two active sports wagering websites (referred to as skins), one in Indiana and one in Illinois. The sports skin in Illinois has significantly greater value than each of the sports skins in Indiana and Colorado due to the larger population of Illinois and fewer permitted sports skins.

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

Recent Developments

Stockman’s Sale. On August 28, 2024, we entered into an agreement to sell the operating assets of Stockman’s for aggregate cash consideration of $9.2 million, plus certain working capital adjustments at closing. The asset sale was completed in two phases: the sale of Stockman’s real property for $7.0 million, which closed in the second half of 2024 at a $1.9 million gain; and the sale of certain remaining operating assets for $2.2 million, which closed on April 1, 2025 at a $0.2 million loss. Accordingly, as of April 1, 2025, we no longer own or operate Stockman’s Casino.

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

Progress Toward Construction of the Permanent American Place Facility. In September 2025, the Waukegan City Council unanimously approved our revised site plans. Our architects are also nearing completion of working drawings for the building’s foundation. With these drawings, we will seek building permits and begin construction, anticipated in March or April 2026. Foundation work, while not cost intensive, requires several months to complete. By starting construction now, funding it with internal sources, we believe we can accelerate the opening of the permanent casino, anticipated in approximately 18 to 24 months. A bill was also recently introduced in the Illinois legislature to extend the date that our temporary American Place casino is permitted to operate by 18 months beyond August 2027. This bill, if passed, will ensure that there will be no gap in tax revenue or employment prior to the opening of our permanent casino facility. We received a similar extension in 2023 when our project was delayed due to a lawsuit from a competitor. Such lawsuit was resolved in January 2025.

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

Results of Operations ─ 2025 Compared to 2024

Consolidated operating results

The following tables summarize our consolidated operating results for the years ended December 31, 2025 and 2024:

	Year Ended
(In thousands, except percentages)	December 31,		Increase /
	2025	2024	(Decrease)
Revenues	$302,376	$292,065	3.5%
Operating expenses	299,252	289,315	3.4%
Operating income	3,124	2,750	13.6%
Interest expense, net	42,741	43,201	(1.1)%
Other	50	—	N.M.
Income tax expense	530	221	139.8%
Net loss	$(40,197)	$(40,672)	1.2%

__________
N.M. Not meaningful.

	Year Ended
(In thousands, except percentages)	December 31,		Increase /
	2025	2024	(Decrease)
Casino revenues
Slots	$191,178	$180,827	5.7%
Table games	38,261	35,632	7.4%
Other	821	421	95.0%
	230,260	216,880	6.2%

Non-casino revenues, net
Food and beverage	39,302	41,871	(6.1)%
Hotel	16,023	15,709	2.0%
Other	16,791	17,605	(4.6)%
	72,116	75,185	(4.1)%
Total revenues	$302,376	$292,065	3.5%

	Year Ended
(In thousands, except percentages)	December 31,		Increase /
	2025	2024	(Decrease)
Slot coin-in	$3,179,684	$3,076,528	3.4%
Slot win(1)	$240,884	$233,622	3.1%
Slot hold percentage(2)	7.6%	7.6%	—	pts
Table game drop	$219,250	$202,987	8.0%
Table game win(1)	$39,280	$36,349	8.1%
Table game hold percentage(2)	17.9%	17.9%	—	pts

__________

(1)	Does not reflect reductions in casino revenues from “discretionary comps.” For details on our customer loyalty programs, see Note 2 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.”
(2)	The three-year averages for slot hold percentage and table game hold percentage were 7.5% and 18.1%, respectively. Longer-term hold percentages can vary due to a number of factors, including the addition of relatively new properties like Chamonix and American Place, or changes in our game mix.

The following discussion is based on our consolidated financial statements for the years ended December 31, 2025 and 2024.

Revenues. Consolidated total revenues increased by 3.5% (or $10.3 million) in 2025. Such increase was primarily due to growth at our two newer properties, American Place and Chamonix, where operations continue to ramp up. This increase was partially offset by the sale of Stockman’s Casino in April 2025 and renovation-related disruptions at the Hyatt Lake Tahoe, which houses our Grand Lodge Casino.

Operating expenses. Consolidated operating expenses increased by 3.4% (or $9.9 million) in 2025, primarily due to the ramp-up of operations mentioned above at American Place and Chamonix, which resulted in increased casino and selling, general and administrative expenses. At American Place, casino expenses rose $6.6 million compared to the prior year, largely due to costs associated with increased volumes. At Chamonix, selling, general and administrative expenses increased $4.7 million due to its phased opening and fewer operating amenities for much of the prior year.

See further information within our reportable segments described below.

Interest expense, net. Interest expense, net, consists of the following:

	Year Ended
(In thousands)	December 31,
	2025	2024
Interest expense (excluding bond fee amortization and discounts/premiums)	$40,910	$42,091
Amortization of debt issuance costs and discounts/premiums	2,963	2,987
Capitalized interest	(884)	(1,114)
Interest income and other	(248)	(763)
	$42,741	$43,201

The decrease in net interest expense for 2025 was primarily due to reductions in interest rates applied to the revolving credit facility than in the prior year. Offsetting some of the decrease was a reduction in capitalized interest, as Chamonix’s phased opening was completed in October 2024. Additionally, as we invested cash into Chamonix’s construction, our cash balances were lower during 2025, resulting in reduced interest income.

Income taxes. Our effective income tax rates for the years ended December 31, 2025 and 2024 were (1.3%) and (0.5%), respectively. Our tax rates differ from the statutory rate of 21.0%, primarily due to the effects of changes in our valuation allowance, state taxes, and items that are permanently treated differently for GAAP and tax purposes. During 2025, we continued to provide a valuation allowance against our deferred tax assets (“DTAs”), net of any available deferred tax liabilities, as applicable, based on our analysis of the timing of reversal of such deferred taxes. For 2025, the valuation allowance was $49.0 million, compared to $35.6 million for 2024. In future years, if it is determined that we meet the “more likely than not” threshold of utilizing our DTAs, then we may reverse some or all of our valuation allowance against our DTAs.

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

(In thousands, except percentages)	Year Ended
	December 31,		Increase /
	2025	2024	(Decrease)
Revenues
Midwest & South	$231,464	$219,626	5.4%
West	63,645	63,648	—%
Contracted Sports Wagering	7,267	8,791	(17.3)%
	$302,376	$292,065	3.5%
Adjusted Segment EBITDA and Adjusted EBITDA
Midwest & South	$49,116	$45,737	7.4%
West	(2,429)	(1,302)	(86.6)%
Contracted Sports Wagering	6,956	9,503	(26.8)%
Adjusted Segment EBITDA	53,643	53,938	(0.5)%
Corporate	(5,512)	(5,290)	(4.2)%
Adjusted EBITDA	$48,131	$48,648	(1.1)%

Adjusted Segment EBITDA Margin
Midwest & South	21.2%	20.8%	0.4	pts
West	(3.8)%	(2.0)%	(1.8)	pts
Contracted Sports Wagering	95.7%	108.1%	(12.4)	pts

Midwest & South

Our Midwest & South segment includes Silver Slipper, Rising Star and American Place. Compared to 2024, total revenues in 2025 increased by 5.4% (or $11.8 million), primarily due to the continued ramp-up of operations at American Place. This more than offset modest revenue declines at Silver Slipper, where the property’s new management team has focused on eliminating unprofitable business, and Rising Star.

Casino revenue in 2025 increased by 8.7% (or $14.7 million), largely due to the ramp-up of operations at American Place. Slot revenue rose by 8.6% (or $12.0 million). Table games revenue in 2025 increased by 7.7% (or $2.3 million).

Non-casino revenue declined by 5.7% (or $2.9 million), largely due to decreases in food and beverage revenue at Silver Slipper. Food and beverage revenue declined by 5.1% (or $1.8 million), primarily due to the discontinuation of unprofitable promotional programs at Silver Slipper. Hotel revenues for the segment declined in 2025 by 14.6% (or $1.2 million) due to lower guest volumes at Silver Slipper and Rising Star, as American Place does not currently have a hotel.

Adjusted Segment EBITDA increased by 7.4% (or $3.4 million) from the prior year, benefiting from revenue growth at American Place as mentioned above.  Partially offsetting these improvements were an increase in overall advertising activity, additional labor costs related to expanded food options, and a higher average gaming tax rate due to higher casino revenues, all at American Place.

West

Our West segment includes Chamonix, Bronco Billy’s, Grand Lodge, and Stockman’s (until the completion of its sale in April 2025). The market in Cripple Creek, Colorado, is typically seasonal, favoring the summer months. Our Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of annual revenues. Additionally, snowfall levels during the winter months can often affect operations, as Grand Lodge is located near several major ski resorts. While Grand Lodge typically benefits from a “good” snow year, resulting in extended periods of operation at the nearby ski areas, excessive snow levels can also result in challenging driving conditions or the closure of roads leading to the property.

Total segment revenues were flat at $63.6 million, reflecting the sale of Stockman’s Casino in April 2025 and renovation-related disruptions at the Hyatt Lake Tahoe, which houses our Grand Lodge Casino. Revenues at our Colorado operations increased by 11.2% (or $5.0 million), from $44.2 million in 2024 to $49.1 million in 2025, reflecting a continued ramp-up of operations at Chamonix.

Casino revenue decreased by 2.8% (or $1.3 million), as the declines mentioned above in our Nevada operations offset increases from a fully-open Chamonix in 2025. Slot revenue declined by 3.9% (or $1.6 million) during 2025, compared to 2024. However, table games revenue improved by 5.8% (or $0.3 million), attributable mostly to expanded table games operations at Chamonix/Bronco Billy’s.

Non-casino revenue improved by 8.5% (or $1.3 million) for 2025. Food and beverage revenues declined by $0.8 million, as we sold Stockman’s in April 2025. Hotel revenues increased by $1.5 million during 2025, reflecting the continuing ramp-up of operations at Chamonix. This hotel revenue increase was attributed to higher average daily room rates at Chamonix. Total occupied room-nights declined to 48,319 room-nights in 2025 from 59,816 room-nights in 2024, as Chamonix’s marketing efforts in 2024 focused on offering lower-priced or complimentary rooms to help build the property’s marketing database and overall awareness. To broaden Chamonix’s appeal, we have recently focused on more targeted marketing campaigns, strengthened our group sales team, expanded our entertainment options, and continued to leverage our extensive amenities.

Adjusted Segment EBITDA declined by 86.6% (or $1.1 million) in 2025, compared to the prior year. Operational improvements at Chamonix were offset by renovation-related impacts at Grand Lodge and the sale of Stockman’s Casino. As the Company’s newest property, Chamonix is early in its expected ramp-up, with operations expected to continue improving in the coming quarters and years. In March 2025, we hired a new general manager to lead our Chamonix and Bronco Billy’s operations, with a focus on profitable revenue growth and reducing inefficiencies. Those efforts led to improved operational efficiency at Chamonix in the second half of 2025 versus the second half of 2024.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado, Indiana and Illinois.

In 2025, we had fewer active sports wagering skins than in 2024. As a result, this segment’s revenues declined by 17.3%, from $8.8 million in 2024 to $7.3 million in 2025, and Adjusted Segment EBITDA declined by 26.8%, from $9.5 million to $7.0 million. At December 31, 2025, we had two active skins, compared to three active skins at December 31, 2024.

Corporate

Corporate expenses were $5.5 million and $5.3 million in 2025 and 2024, respectively, reflecting growth in the Company’s operations. This includes the addition of our Chief Marketing Officer in May 2025, among other new hires to our corporate team during the year.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

(In thousands)	Year Ended
	December 31,
	2025	2024
Net loss	$(40,197)	$(40,672)
Income tax expense	530	221
Interest expense, net	42,741	43,201
Other	50	—
Operating income	3,124	2,750
Project development costs	310	368
Preopening costs	—	2,464
Depreciation and amortization	42,609	42,101
Loss on disposal of assets	32	18
Loss (gain) on sale of Stockman’s, net of impairment	320	(1,926)
Stock-based compensation, net	1,736	2,873
Adjusted EBITDA	$48,131	$48,648

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA:

Year Ended December 31, 2025
(In thousands)
							Adjusted
				Loss on		Stock-	Segment
	Operating	Depreciation	Loss on	Sale of	Project	Based	EBITDA and
	Income	and	Disposal	Stockman’s,	Development	Compensation,	Adjusted
	(Loss)	Amortization	of Assets	net	Costs	net	EBITDA
Reporting segments
Midwest & South	$24,352	$24,732	$32	$—	$—	$—	$49,116
West	(20,565)	17,816	—	320	—	—	(2,429)
Contracted Sports Wagering	6,956	—	—	—	—	—	6,956
	10,743	42,548	32	320	—	—	53,643
Other operations
Corporate	(7,619)	61	—	—	310	1,736	(5,512)
	$3,124	$42,609	$32	$320	$310	$1,736	$48,131

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

Liquidity and Capital Resources

Cash Flows

As of December 31, 2025, we had $40.7 million of cash and equivalents. Over the past several years, we invested in two new casinos (one of which has a hotel) that are now open to the public: the temporary facility at American Place, which opened in February 2023, and Chamonix, which opened in phases between December 2023 and October 2024. Such construction activity is now complete and both operations are in their ramp-up periods.

We estimate that between $10 million and $15 million of cash is used in our day-to-day operations. We believe that current cash balances, together with the available borrowing capacity under our revolving credit facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during 2025 was $10.0 million, compared to $13.8 million in 2024. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital accounts such as receivables, prepaid expenses, and payables. The decrease in our operating cash flows during 2025 compared to 2024 was primarily due to working capital timing differences.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during 2025 was $10.3 million. At Chamonix, these investments primarily related to the completion of its valet and surface parking lots, as well as modest refurbishments at Bronco Billy’s Casino. At American Place, these investments include the addition of a poker room, as well as the design work for the permanent gaming facility that we plan to build on adjoining land. In 2024, such amount was $45.7 million, primarily related to the construction of Chamonix.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during 2025 was $0.8 million, while cash used in financing activities during 2024 was $1.5 million. During 2025, we increased net borrowings from the Credit Facility by $3.0 million.

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

Long-Term Debt. At December 31, 2025, we had $450.0 million of principal indebtedness outstanding under the Notes, and $30.0 million outstanding under the Credit Facility. We also owe $1.1 million related to our finance lease of a hotel at Rising Star. With the exception of the Credit Facility, all of our debt is at fixed interest rates. See Note 7 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for details on our debt obligations.

Long-term Obligation. As required for our gaming licensure at American Place, we continue to accrue for an interest-free “Reconciliation Payment” that will be due to the Illinois Gaming Board (“IGB”) over a long-term basis. At December 31, 2025, we estimate that a total of $56.3 million will be due to the IGB over the course of six years. Of the total amount, a discounted value of $47.8 million has been added to the valuation of our Illinois gaming license, while the remaining $8.5 million is expected to be expensed as imputed interest through the maturity of this obligation. See Note 10 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for details.

Hyatt Option to Purchase our Leasehold Interest and Related Assets. Our lease with the owner of the Hyatt Lake Tahoe to operate the Grand Lodge Casino currently expires on December 31, 2034. In the event of a significant renovation, the lessor may terminate the lease early with six months’ notice, with us retaining Grand Lodge’s personal property at the end of such period. Similar to previous lease arrangements, the lessor also has the ability to purchase our leasehold interest and related casino operating assets at any time prior to lease expiration. See Note 8 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for further information about this option and related rental commitments that could affect our liquidity and capital resources.

Capital Investments. In addition to normal maintenance capital expenditures, we expect to make significant capital investments once we commence construction of the permanent American Place facility. While we intend to begin construction on the foundations of the project within the next few months, further construction is not expected to begin until funding for such construction is secured.

American Place ⸺ We were selected by the IGB to develop and operate American Place in Waukegan, Illinois. While the larger permanent facility is under development, we are operating the temporary American Place facility, which opened in February 2023. We expect to internally generate a portion of the needed funds to complete American Place, but we will likely need additional financing. While there is no certainty that we will be able to do so, we intend to arrange such additional funding concurrent with the refinancing of our existing debt. Our existing bonds are currently callable and mature in February 2028. The construction budget for the permanent American Place facility, excluding capitalized interest, is approximately $302 million.

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

Impairment of Goodwill

At December 31, 2025, the Company’s goodwill totaled $19.5 million. Goodwill is not amortized, but is periodically tested for impairment. We test our goodwill for impairment annually during the fourth quarter or when a triggering event occurs. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. Tests of goodwill start with a qualitative assessment to determine whether it is necessary to perform a quantitative test. Items that are considered in the qualitative assessment include, but are not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance. If the results of the qualitative assessment indicate it is “more likely than not” that a reporting unit’s carrying value exceeds its fair value, or if the Company elects to bypass the qualitative assessment, then a quantitative test is performed.

For goodwill, if quantitative tests are performed, the Company estimates the fair value of the reporting unit utilizing the income approach (discounted cash flow method).

The determination of fair value under the income approach requires the use of significant estimates, including expected revenue growth rates, EBITDA margins, and discount rates, to determine the estimated fair value. Changes in the assumptions can materially affect these estimates. Thus, to the extent that gaming volumes deteriorate in the future, discount rates increase significantly, or reporting units do not meet projected performance, the Company could have impairment losses in the future and such amounts could be material. These tests for impairment are performed annually during the fourth quarter or when a triggering event occurs.

Any impairment charges incurred are not reversed if a subsequent evaluation concludes a higher valuation than the carrying value. For further discussion of goodwill, see Note 2 and Note 5 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.”

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for a discussion of recently issued accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company during the year ended December 31, 2025, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Full House Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Full House Resorts, Inc. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill – Bronco Billy’s Casino
Description of the Matter

As of December 31, 2025, the Company’s goodwill balance for the West Segment was $4.8 million, which primarily relates to the Bronco Billy’s Casino reporting unit. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level during the fourth quarter or more frequently if events or change in circumstances indicate that it is more likely than not to be impaired. If there are indicators of impairment, management estimates the fair value of the reporting unit using the discounted cash flow method.

Auditing management’s annual goodwill impairment test related to Bronco Billy’s Casino involved especially subjective judgments due to the significant estimation required in determining the fair value of the reporting unit. In particular, the estimate of the fair value for the Bronco Billy’s Casino reporting unit is sensitive to assumptions, such as the discount rate, revenue growth rate, and EBITDA margin, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process related to the Bronco Billy’s Casino reporting unit. For example, we tested controls over the estimation of the fair value of the reporting unit, including the Company’s controls over the valuation model, the mathematical accuracy of the valuation model, and the development of underlying assumptions used to estimate the fair value of the reporting unit.

To test the estimated fair value of the Company’s Bronco Billy’s Casino reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to those factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Bronco Billy’s Casino reporting unit that would result from changes in the assumptions. We involved valuation specialists to assist in our evaluation of the valuation methodology and the significant assumptions, including the discount rate used to calculate the estimated fair value.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2025.

Las Vegas, Nevada

March 16, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Full House Resorts, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Full House Resorts, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Full House Resorts, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes and our report dated March 16, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 16, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Full House Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Full House Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 11, 2025

We began serving as the Company’s auditor in 2019. In 2025 we became the predecessor auditor.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2025	2024
Revenues
Casino	$230,260	$216,880
Food and beverage	39,302	41,871
Hotel	16,023	15,709
Other operations, including contracted sports wagering	16,791	17,605
	302,376	292,065
Operating costs and expenses
Casino	93,683	86,151
Food and beverage	39,568	43,582
Hotel	8,870	10,306
Other operations	4,148	2,130
Selling, general and administrative	109,712	104,121
Project development costs	310	368
Preopening costs	—	2,464
Depreciation and amortization	42,609	42,101
Loss on disposal of assets	32	18
Loss (gain) on sale of Stockman’s, net of impairment	320	(1,926)
	299,252	289,315
Operating income	3,124	2,750
Other expenses
Interest expense, net	(42,741)	(43,201)
Other	(50)	—
	(42,791)	(43,201)
Loss before income taxes	(39,667)	(40,451)
Income tax expense	530	221
Net loss	$(40,197)	$(40,672)

Basic loss per share	$(1.12)	$(1.16)
Diluted loss per share	$(1.12)	$(1.16)

Basic weighted average number of common shares outstanding	36,031,455	34,964,595
Diluted weighted average number of common shares outstanding	36,031,455	34,964,595

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and equivalents	$40,670	$40,221
Accounts receivable, net	3,666	5,101
Inventories	1,976	2,088
Prepaid expenses and other	6,690	3,516
Assets held for sale	—	2,486
	53,002	53,412

Property and equipment, net	412,456	446,674
Operating lease right-of-use assets, net	53,142	55,957
Finance lease right-of-use assets, net	2,101	976
Goodwill	19,477	19,477
Other intangible assets, net	108,915	96,133
Deposits and other	716	705
	$649,809	$673,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,074	$8,357
Capital expenditures payable	2,574	8,211
Accrued payroll and related	7,016	6,435
Accrued interest	14,265	14,270
Other accrued liabilities	35,990	24,260
Current portion of operating lease obligations	3,819	4,226
Current portion of finance lease obligations	1,802	1,610
Liabilities related to assets held for sale	—	86
	73,540	67,455

Operating lease obligations, net of current portion	50,492	52,324
Finance lease obligations, net of current portion	1,538	1,095
Other long-term liabilities, net of current portion	41,376	37,328
Long-term debt, net	473,646	468,139
Deferred income taxes, net	2,476	1,946
Contract liabilities, net of current portion	4,203	4,550
	647,271	632,837
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 36,130,876 and 35,648,668 shares issued and outstanding at December 31, 2025 and 2024, respectively	4	4
Additional paid-in capital	118,019	115,781
Accumulated deficit	(115,485)	(75,288)
	2,538	40,497
	$649,809	$673,334

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balances, January 1, 2024	35,302	$4	$113,329	712	$(869)	$(34,616)	$77,848
Net loss	—	—	—	—	—	(40,672)	(40,672)
Issuance of stock on options exercised and restricted stocks vested	347	—	(421)	(712)	869	—	448
Stock-based compensation	—	—	2,873	—	—	—	2,873
Balances, December 31, 2024	35,649	4	115,781	—	—	(75,288)	40,497
Net loss	—	—	—	—	—	(40,197)	(40,197)
Issuance of stock on options exercised and restricted stocks vested	482	—	502	—	—	—	502
Cancellation of performance-based shares	—	—	(792)	—	—	—	(792)
Stock-based compensation	—	—	2,528	—	—	—	2,528
Balances, December 31, 2025	36,131	$4	$118,019	—	$—	$(115,485)	$2,538

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(40,197)	$(40,672)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,609	42,101
Amortization of debt issuance costs, discounts and premiums	2,963	2,987
Non-cash change in right-of-use (“ROU”) operating lease assets	2,365	2,770
Non-cash amortization of prepaid insurance	8,796	—
Stock-based compensation, net	1,736	2,873
Loss on disposal of assets	32	18
Loss (gain) on sale of Stockman’s, net	320	(1,926)
Provision for credit losses	42	212
Deferred income taxes	530	262
Increases and decreases in operating assets and liabilities:
Accounts receivable	1,393	19
Prepaid expenses, inventories and other	(11,840)	(91)
Income taxes payable	—	(489)
Operating lease liabilities	(1,789)	(2,505)
Contract liabilities	(410)	(1,963)
Accounts payable and other liabilities	3,420	10,249
Net cash provided by operating activities	9,970	13,845
Cash flows from investing activities:
Capital expenditures, net of changes in payables	(12,651)	(52,582)
Proceeds from sale of Stockman’s	2,412	7,000
Acquisition of intangible assets	—	(1)
Other	(83)	(87)
Net cash used in investing activities	(10,322)	(45,670)
Cash flows from financing activities:
Payment of debt issuance costs and extension fees	(456)	—
Borrowings under revolving credit facility	16,500	13,000
Repayment of revolving credit facility borrowings	(13,500)	(13,000)
Proceeds from insurance financing	8,218	—
Repayments of insurance financing	(8,402)	—
Repayment of finance lease obligations	(1,783)	(1,694)
Proceeds from exercise of stock options	502	448
Repayment of note payable for asset acquisition	(278)	(252)
Net cash provided by (used in) financing activities	801	(1,498)

Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	449	(33,323)
Less: net change in cash classified within current assets held for sale	—	(250)
Net increase (decrease) in cash and cash equivalents	449	(33,573)
Cash and cash equivalents, beginning of period	40,221	73,794
Cash and cash equivalents, end of period	$40,670	$40,221

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

	Year Ended
	December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$38,954	$39,184
Cash paid for income taxes (Note 9)	—	895
Payables and accruals incurred for capital expenditures	277	5,264
Accrued liability related to asset acquisition	12,919	19,961
Right-of-use asset and liability remeasurements:
Operating leases	(450)	14,023
Financing leases	2,418	—

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Formed as a Delaware corporation in 1987, Full House Resorts, Inc. owns, leases, operates, develops, manages, and/or invests in casinos and related hospitality and entertainment facilities. References in this document to “Full House,” the “Company,” “we,” “our,” or “us” refer to Full House Resorts, Inc. and its subsidiaries, except where stated or the context otherwise indicates. Headquartered in Las Vegas, Nevada, we have gaming operations domestically in Nevada, Colorado, Illinois, Indiana, and Mississippi.

The following table identifies our segments, along with properties and their locations as of December 31, 2025:

Segments and Properties	Locations
Midwest & South
American Place Casino (“American Place”)	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel (“Silver Slipper”)	Hancock County, MS (near New Orleans)
Rising Star Casino Resort (“Rising Star”)	Rising Sun, IN (near Cincinnati)
West*
Chamonix Casino Hotel (“Chamonix”) and Bronco Billy’s Casino (“Bronco Billy’s”)	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (“Grand Lodge”), leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV (North Shore of Lake Tahoe)
Contracted Sports Wagering
Three idle sports wagering websites (“skins”)	Colorado
One active sports wagering website (“skin”), plus two others that are currently idle	Indiana
One active sports wagering website (“skin”)	Illinois

__________

*	On April 1, 2025, the Company completed its sale of Stockman’s Casino.

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

Accounts Receivable and Credit Risk. Accounts receivable consists primarily of casino, hotel, certain sports wagering contracts and other receivables. Accounts receivable are typically non-interest bearing, recorded initially at cost, and are carried net of an appropriate reserve to approximate fair value. Loss reserves are estimated based on specific review of customer accounts including the customers’ willingness and ability to pay and nature of collateral, if any, as well as historical collection experience and current and expected economic and business conditions. Accounts are written off when management deems the account to be uncollectible and recoveries of accounts previously written off are recorded when received.

Accounts receivable consists of the following:

(In thousands)	December 31,
	2025	2024
Casino	$313	$653
Hotel	167	13
Other Operations(1)	2,622	3,042
Contracted Sports Wagering	168	1,017
Other	499	514
	3,769	5,239
Less: Provision for credit losses	(103)	(138)
	$3,666	$5,101

__________

(1)	Primarily consists of ATM receivables.

The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the respective periods:

(In thousands)
	2025	2024
Balance at January 1	$138	$1,189
Current period provision for credit losses	42	212
Write-offs	(77)	(1,263)
Balance at December 31	$103	$138

Management regularly evaluates the adequacy of the Company’s recorded reserves. At December 31, 2025, we believe that no significant concentrations of credit risk existed for which a reserve had not already been recorded.

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

Goodwill and Indefinite-lived Intangible Assets. At December 31, 2025, the Company’s goodwill and indefinite-lived intangible assets totaled $19.5 million and $107.2 million, respectively. Goodwill represents the excess of the purchase price of Bronco Billy’s and Silver Slipper over the estimated fair value of their net tangible and other intangible assets on the acquisition date, net of subsequent impairment charges, if any. The Company’s other indefinite-lived intangible assets primarily include gaming licenses for certain jurisdictions and trade names.

The Company tests its goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter or more frequently if events or changes in circumstance indicate that it is “more likely than not” to be impaired.  Impairment testing for goodwill is performed at the reporting unit level, and each of the Company’s operating properties is considered a separate reporting unit.

For goodwill, if quantitative tests are performed, the Company estimates the fair value of the reporting unit utilizing the income approach (discounted cash flow method). For indefinite-lived intangible assets, if quantitative tests are performed, the value of the gaming license rights is determined using a multi-period excess earnings method. The determination of goodwill requires the use of significant estimates, including expected revenue growth rates, EBITDA margins, and discount rates.

For our 2025 annual impairment tests, we performed selective quantitative analyses and certain qualitative analyses for our goodwill and indefinite-lived intangibles, and concluded it was “more likely than not” that the fair values of such intangibles exceeded their carrying values. Accordingly, the Company’s annual assessment for goodwill and indefinite lived intangible assets as of December 31, 2025 resulted in no impairment charges.

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

Revenue Recognition:

Gaming Revenues. The Company’s revenues consist primarily of casino gaming, food and beverage, hotel, and other revenues (such as sports wagering, golf, RV park operations, and entertainment). The majority of its revenues are derived from casino gaming, principally slot machines. The transaction price for a casino wager is the difference between gaming wins and losses, not the total amount wagered. As such wagers have similar characteristics, the Company accounts for its gaming transactions on a portfolio basis by recognizing net win per gaming day versus on an individual basis.

The Company sometimes provides discretionary complimentary goods and services (“discretionary comps”). For these types of transactions, the Company allocates revenue to the department providing the complimentary goods or services based upon its estimated standalone selling price, offset by a reduction in casino revenues.

Many of the Company’s customers choose to earn points under its customer loyalty programs. The Company’s properties have separate customer loyalty programs: the Slipper Rewards Club, Chamonix/Bronco Billy’s Mile High Rewards Club, the Rising Star VIP Club, the Grand Lodge Players Advantage Club, the Stockman’s Winner’s Club (until the sale of Stockman’s completed in April 2025), and American Place’s Legacy Rewards. As points are accrued, the Company defers a portion of its gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points under such loyalty programs for various benefits, such as “free casino play,” complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time. Liabilities based on the standalone retail value of such benefits were approximately $1.0 million at December 31, 2025 and $0.9 million at December 31, 2024, and these amounts are included in “other accrued liabilities” on the consolidated balance sheets.

Revenue for food and beverage, hotel, and other revenue transactions, as described in “Non-Gaming Revenues” below, includes the retail value of (i) discretionary comps and (ii) comps provided in return for redemption of loyalty points. Additionally, the Company may collect deposits in advance for future hotel reservations or entertainment, among other services, which represent obligations of the Company until the service is provided to the customer.

Non-Gaming Revenues. The transaction price of rooms, food and beverage, and retail contracts is the net amount collected from the customer for such goods and services. The transaction price for such contracts is recorded as revenue when the good or service is transferred to the customer over their stay at the hotel or when the delivery is made for the food, beverage, retail and other contracts. Sales and usage-based taxes are excluded from revenues. Additionally, “Other operations, including contracted sports wagering” within revenues on the Statements of Operations includes proceeds from the sale of excess gaming tax credits in the State of Indiana in the amount of $2.1 million for the year ended December 31, 2025.

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

Indiana. Under the Company’s one active Sports Agreement in Indiana, we fully amortized the $1.0 million market access fee during 2025 based on a notice of termination from the operator. Subsequently, in July 2025, we agreed with the operator on an extension of the contract through December 2031. As part of the contract extension, we received an upfront payment of $1.5 million from the operator representing the minimum contractual fee for the remaining period of the contract.

Colorado. Currently, there are no active Sports Agreements in Colorado. Under the Company’s previous Sports Agreement, we fully amortized the $1.0 million market access fee by June 2025, wherein such operator gave prior notice that it was discontinuing operations in Colorado.

Illinois. Under the Company’s Sports Agreement in Illinois, we receive a percentage of revenues (as defined), subject to a minimum of $5.0 million per year. A market access fee of $5.0 million is being amortized over the eight-year term of the Sports Agreement, which began its contractual term in August 2023. At December 31, 2025, such amount remaining was $3.5 million.

In addition to the market access fee, deferred revenue currently includes the annual prepayment of contracted revenue for the Illinois skin of $5.0 million at December 31, 2025, as well as $1.48 million remaining from the $1.50 million one-time extension for the Indiana skin.

Deferred revenues consisted of the following as discussed above:

(In thousands)		December 31,
	Balance Sheet Location	2025	2024
Deferred revenue, current	Other accrued liabilities	$5,792	$5,854
Deferred revenue, net of current portion	Contract liabilities, net of current portion	4,203	4,550
		$9,995	$10,404

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

The following table summarizes the activity related to short-term and long-term contract and contract related liabilities:

	Outstanding		Players		Contracted		Progressive
(In thousands)	Chip Liability		Club Points		Sports Wagering(1)		Jackpots and Other
	2025	2024	2025	2024	2025	2024	2025	2024
Balance at January 1	$683	$527	$930	$765	$10,404	$12,367	$5,767	$4,477
Balance at December 31	682	683	999	930	9,995	10,404	5,686	5,767
Increase (Decrease)	$(1)	$156	$69	$165	$(409)	$(1,963)	$(81)	$1,290

__________

(1)	There were two active skins at December 31, 2025, compared to three active skins at December 31, 2024.

Advertising Costs. Costs for advertising are expensed as incurred, or the first time the advertising takes place, and are included in selling, general and administrative expenses. Total advertising costs were $11.3 million and $8.4 million for the years ended December 31, 2025 and 2024, respectively.

Project Development and Acquisition Costs. Project development and acquisition costs consist of amounts expended on the pursuit of new business opportunities and acquisitions, as well as other business development activities in the ordinary course of business, which are expensed as incurred.

Preopening costs. Preopening costs are related to the preopening phases of new ventures, in accordance with accounting standards regarding start-up activities, and are expensed as incurred. These costs consist of payroll, advertising, outside services, organizational costs and other expenses, which were primarily related to Chamonix’s phased opening that was completed in October 2024.

Stock-based Compensation. The Company has various stock-based compensation programs which provide for equity awards, including stock options, time-based restricted stock and performance-based restricted stock. Stock-based compensation costs are measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company’s stock on the grant date for restricted and performance stock. These costs are recognized as an expense on a straight-line basis over the recipient’s requisite service period (the vesting period of the award), net of forfeitures and cancellations, which are recognized as they occur, and are included within selling, general and administrative expense on the consolidated statements of operations.

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

(In thousands)	Year Ended
	December 31,
	2025	2024
Numerator:
Net loss ─ basic	$(40,197)	$(40,672)
Net loss ─ diluted	$(40,197)	$(40,672)

Denominator:
Weighted-average common shares ─ basic	36,031	34,965
Potential dilution from share-based awards	—	—
Weighted-average common and common share equivalents ─ diluted	36,031	34,965
Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	3,301	3,876

Accounting Pronouncements:

New Pronouncements Adopted

ASU 2023-09, Income Taxes, Topic 740, Improvements to Income Tax Disclosures (“Update 2023-09”). In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Update 2023-09 to improve income tax disclosure requirements, primarily related to rate reconciliations and income taxes paid. Update 2023-09 is effective for financial statements issued for annual periods beginning after December 15, 2024, and should be applied prospectively, with retrospective application permitted. The Company prospectively adopted Update 2023-09 for its annual period ended December 31, 2025, and the guidance was applied with the expanded income tax disclosure requirements included in Note 9.

New Pronouncements Issued

ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, Subtopic 220-40, Disaggregation of Income Statement Expenses (“Update 2024-03”). In November 2024, the FASB issued Update 2024-03, which expands disclosures about specific expense categories presented on the face of the income statement. Update 2024-03 is effective for financial statements issued for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2024‑03 to the consolidated financial statements.

ASU 2025-11, Interim Reporting, Topic 270, (“Update 2025-11”). In December 2025, the FASB issued Update 2025-11, which is intended to improve the navigability of the guidance in Accounting Standards Codification 270 (“ASC 270”) and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” Update 2025-11 also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity. Update 2025-11 will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, on a prospective or retrospective basis, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2025‑11 to the consolidated financial statements, noting the amendments relate to disclosures only.

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

3. DISPOSITION

On August 28, 2024, the Company entered into an agreement with a third party to sell Stockman’s for total gross proceeds of $9.2 million. The sale was completed in two phases: the sale of Stockman’s real property for $7.0 million, which closed on September 27, 2024 at a $1.9 million gain; and the sale of certain remaining operating assets and related liabilities for $2.2 million, which closed on April 1, 2025 at a $0.3 million loss. Accordingly, as of April 1, 2025, the Company no longer owns or operates Stockman’s Casino. The disposition of Stockman’s is not expected to have a major effect on the Company’s operations or financial results.

The carrying amounts of Stockman’s assets and liabilities held for sale, as of the most recent balance sheet date preceding the sale on April 1, 2025, were:

(In thousands)	March 31,
2025
ASSETS
Current assets
Cash	$250
Inventories	28
Total current assets held for sale	278
Property and equipment, net	378
Goodwill	1,809
Other intangible assets, net	4
Valuation Allowance ─ Transaction Costs	(212)
Total assets held for sale, net	$2,257
LIABILITIES
Current liabilities
Other accrued liabilities	$75
Total liabilities related to assets held for sale	$75

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(In thousands)	December 31,
	2025	2024
Land and improvements	$49,018	$35,644
Buildings and improvements	445,073	444,513
Furniture and equipment	93,678	92,860
Construction in progress	7,587	15,922
	595,356	588,939
Less: Accumulated depreciation	(182,900)	(142,265)
	$412,456	$446,674

Property and equipment included assets under finance leases related to our hotel at Rising Star (see Note 8) are as follows:

(In thousands)	December 31,
	2025	2024
Leased land and improvements	$215	$215
Leased buildings and improvements	5,787	5,787
Leased furniture and equipment	1,133	1,133
	7,135	7,135
Less: Accumulated amortization	(3,047)	(2,890)
	$4,088	$4,245

5. GOODWILL AND OTHER INTANGIBLES

Goodwill:

The following table sets forth changes in the carrying value of goodwill by segment:

(In thousands)			Contracted
			Sports
	Midwest & South	West	Wagering	Total Goodwill, Net
Balance, January 1, 2024	$14,671	$6,615	$—	$21,286
Goodwill related to assets held for sale(1)	—	(1,809)	—	(1,809)
Balance, December 31, 2024	14,671	4,806	—	19,477
Account activity	—	—	—	—
Balance, December 31, 2025	$14,671	$4,806	$—	$19,477

__________

(1)	Related to assets held for sale at Stockman’s (see Note 3).

Other Intangible Assets:

The following tables set forth changes in the carrying value of intangible assets other than goodwill:

(In thousands)	December 31, 2025
	Weighted Useful	Gross			Other
	Life Remaining	Carrying		Accumulated	Intangible
	(in years)	Value	Additions	Amortization	Assets, Net
Land Lease and Water Rights	32.3	$1,420	$—	$(410)	$1,010
Development Agreement	3.3	275	—	(93)	182
Gaming Licenses	9.0	555	—	(79)	476
Gaming Licenses	Indefinite	92,404	12,919	—	105,323
Trade Names	Indefinite	1,800	—	—	1,800
Trademarks	Indefinite	124	—	—	124
		$96,578	$12,919	$(582)	$108,915

(In thousands)	December 31, 2024
	Weighted Useful	Gross			Other
	Life Remaining	Carrying		Accumulated	Intangible
	(in years)	Value	Additions	Amortization	Assets, Net
Land Lease and Water Rights	33.3	$1,420	$—	$(381)	$1,039
Development Agreement	4.3	275	—	(38)	237
Gaming Licenses	10.0	555	—	(26)	529
Gaming Licenses	Indefinite	72,443	19,961	—	92,404
Trade Names	Indefinite	1,800	—	—	1,800
Trademarks	Indefinite	124	—	—	124
		$76,617	$19,961	$(445)	$96,133

There were no impairments to goodwill or other intangible assets during 2024 and 2025.

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

Development Agreement. Chamonix recognized an intangible asset related to its payment of $275,000 in 2023 under a 5-year agreement with a third party to develop and operate its high-end steakhouse under certain exclusivity provisions. Amortization began upon the commencement of operations in April 2024.

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

During 2023, a gaming license payment of $50.3 million was required to open American Place. Starting on December 31, 2023, additional accruals have been made quarterly to the estimated cost of such acquisition, reflecting the contingent component of an additional one-time gaming license fee in Illinois (see Note 10).

Trade Names. Trade names represent the value of the Bronco Billy’s casino name, which has existed for approximately 34 years and provides brand recognition. The value was estimated using a relief-from-royalty method of the income approach based upon comparable trade name royalty agreements.

Current and Future Amortization. Intangible asset amortization expense was approximately $137,000 and $99,000 for the years ended December 31, 2025 and 2024, respectively.

Future amortization expense for intangible assets is as follows:

(In thousands)

For Years ending December 31,	Amortization Expense
2026	$139
2027	139
2028	139
2029	101
2030	84
Thereafter	1,066
$1,668

6. OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

(In thousands)	December 31,
	2025	2024
Contract and contract-related liabilities:
Players club points	$999	$930
Progressive jackpots	5,087	4,289
Outstanding chip liability	682	683
Unpaid wagers and other	329	488
Other gaming-related accruals	270	990
Contract liabilities, current	5,792	5,854
Other accrued liabilities:
Gaming and other taxes	2,063	4,097
Real estate and personal property taxes	4,868	4,271
Professional fees	308	175
Short-term portion of note payable for asset acquisition	307	278
Short-term portion of IGB Reconciliation Fee(1)	9,383	—
Insurance financing obligation	2,995	—
Other	2,907	2,205
	$35,990	$24,260

__________

(1)	For more information, see Note 10.

7. LONG-TERM DEBT AND SUBSEQUENT EVENT

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

Revolving Credit Facility due 2027 and Subsequent Event. On February 7, 2022, the Company entered into a First Amendment to Credit Agreement with Capital One, N.A. (“Capital One”), which, among other things, increased the borrowing capacity under the Company’s Credit Agreement, dated March 31, 2021, from $15.0 million to $40.0 million. The amended $40.0 million senior secured revolving credit facility includes a letter of credit sub-facility and may be used for working capital and other ongoing general purposes.

On February 21, 2023, the Company entered into a Second Amendment to Credit Agreement with Capital One, which, among other things, increased the amount of additional indebtedness permitted under the Company’s Credit Agreement from $25.0 million to $40.0 million (collectively, the “Credit Facility”). Such amendment permitted the issuance of the Additional Notes, as described above.

On March 5, 2025, the Company entered into a Third Amendment to Credit Agreement with Capital One, which extended the Credit Facility’s maturity date from March 31, 2026 to January 1, 2027. On March 3, 2026, the Company entered into a Fourth Amendment to Credit Agreement with Capital One to further extend the maturity date to August 15, 2027.

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

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing 12-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. At December 31, 2025, the Company complied with this financial covenant.

Long-term debt consists of the following:

(In thousands)	December 31,
	2025	2024
Revolving Credit Facility due 2027	$30,000	$27,000
8.25% Senior Secured Notes due 2028	450,000	450,000
Less: Unamortized debt issuance costs and discounts/premiums, net	(6,354)	(8,861)
	$473,646	$468,139

Fair Value of Long-Term Debt. The estimated fair value of the Notes was approximately $396.4 million at December 31, 2025 and $447.5 million at December 31, 2024, which values were estimated using quoted market prices (Level 1 inputs). The fair value of the Credit Facility approximates its carrying amount, as it is revolving, variable rate debt, and is classified as a Level 2 measurement.

Maturities of Long-Term Debt. Future maturities under the Credit Facility and Notes are as follows:

(In thousands)
	Revolving Credit	Senior Secured
For Years ending December 31,	Facility	Notes due 2028	Total
2026	$—	$—	$—
2027	30,000	—	30,000
2028	—	450,000	450,000
2029	—	—	—
2030	—	—	—
Thereafter	—	—	—
	$30,000	$450,000	$480,000

The following table summarizes information related to interest expense:

	Year Ended
(In thousands)	December 31,
	2025	2024
Interest expense (excluding bond fee amortization and discounts/premiums)	$40,910	$42,091
Amortization of debt issuance costs and discounts/premiums	2,963	2,987
Capitalized interest	(884)	(1,114)
Interest income and other	(248)	(763)
	$42,741	$43,201

8. LEASES

The Company has no material leases in which it is the lessor. As lessee, the Company has finance leases for a hotel and certain equipment, as well as operating leases for land, casino and office space, equipment, and buildings. The Company’s remaining lease terms, including extensions, range from greater than one year to approximately 96 years as of December 31, 2025. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land leases at Silver Slipper and American Place do include contingent rent, as further discussed below.

Operating Leases

Waukegan Ground Lease through February 2122 and Option to Purchase. In January 2023, the Company’s subsidiary, FHR-Illinois, LLC, entered into a 99-year ground lease (the “Ground Lease”) for approximately 32 acres of land (the “City-Owned Parcel”) with the City of Waukegan in Illinois (the “City”).  The ground lease commenced concurrently with the opening of American Place on February 17, 2023. The City-Owned Parcel and an adjacent 10-acre parcel owned by the Company comprise the location of American Place, including its temporary facility. Annual rent under the Ground Lease is the greater of (i) $3.0 million or (ii) 2.5% of gross gaming revenue (as defined in the Ground Lease) generated by American Place. We recognized $3.0 million of rent expense including $43,000 of contingent rent during 2025, compared to $3.0 million of rent expense with no contingent rent during 2024.

The Company has the right to purchase the City-Owned Parcel at any time during the term of the Ground Lease for $30 million. If it does so prior to the opening of the permanent American Place facility, then it must continue to pay rent due to the City under the Ground Lease until the permanent casino is open.

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase. In 2004, the Company’s subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC, for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper is situated. Annual minimum rent is $0.9 million throughout the lease term until 2058, plus contingent rents of 3% of gross gaming revenue (as defined in the lease) in any month where such revenue is in excess of $3.65 million. We recognized $1.5 million of rent expense, including $0.6 million of contingent rents, during 2025, compared to $1.6 million of rent expense, including $0.7 million of contingent rents, during 2024.

Through October 1, 2027, the Company may buy out the lease for $15.5 million, plus a seller-retained interest in Silver Slipper’s operations of 3% of the property’s net income (as defined in the lease) for 10 years following the purchase date. In the event that the Company sells or transfers either: (i) substantially all of the assets of Silver Slipper or (ii) its membership interests in Silver Slipper in its entirety, then the purchase price will increase to $17.1 million, plus the retained interest mentioned above. In either case, the Company also has an option to purchase a four-acre portion from the total 38 acres of leased land for $2.0 million in connection with the development of an owned hotel, which may be exercised at any time and would accordingly reduce the purchase price of the remaining land by $2.0 million.

Chamonix / Bronco Billy’s Lease through January 2035 and Option to Purchase. The Company’s subsidiary, FHR-Colorado LLC, leases certain parcels, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. The Company exercised its fourth renewal option to extend the lease term through January 2029, with current annual lease payments of $0.4 million. We recognized $0.5 million of rent expense during each of 2025 and 2024.

Annual minimum rent will increase to $0.5 million starting in February 2026 with adjustments on each anniversary thereafter based on the consumer price index. The lease also contains a $7.6 million purchase option exercisable at any time during the lease term, or as extended, and a right of first refusal on any sale of the property.

The Company’s related ROU asset and liability balances on its balance sheet factor in all renewal terms through January 2035, as the Company is deemed likely to exercise each renewal option, unless it exercises its purchase buyout right.

Grand Lodge Casino Lease through December 2034. The Company’s subsidiary, Gaming Entertainment (Nevada), LLC, has a lease (the “Hyatt Lease”) with Incline Hotel, LLC, the owner of the Hyatt Regency Lake Tahoe Resort (“Hyatt Lake Tahoe”), to operate Grand Lodge. It is collateralized by the Company’s interests under the lease and property (as defined in the lease) and is subordinate to the liens of the Notes (see Note 7). The lessor has an option to purchase the Company’s leasehold interest and related operating assets of Grand Lodge at any time prior to lease expiration of the Hyatt Lease, subject to payment of certain amounts. The option price is an amount equal to Grand Lodge’s positive working capital, plus Grand Lodge’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the 12-month period preceding the acquisition (or pro-rated if less than 12 months remain on the Hyatt Lease), plus the fair market value of Grand Lodge’s personal property.

In July 2024, the Hyatt Lease was further amended to extend the term through December 31, 2034. In the event of a significant renovation of the property, the amended lease permits the lessor to terminate the lease early by providing six months’ notice, with the Company retaining Grand Lodge’s personal property at the end of such period. In January 2025, the annual rent increased nominally from $2.00 million to $2.01 million. However, an amendment made effective in December 2025 extended the timing of the next annual rent increase until January 2028, wherein such rent amounts will increase within stipulated ranges, based on the level of renovation disruption to the Company’s gaming operations at such time. Except as set forth in the amendment, all other terms of the Hyatt Lease remain in full force and effect. Accordingly, the Company has remeasured this lease’s related ROU asset and liability balances upon the effective date of this latest amendment. We recognized $2.2 million of rent expense during 2025, compared to $2.1 million during 2024.

Corporate Office Lease through April 2030. The Company leases 4,479 square feet of office space in Las Vegas, Nevada. In September 2024, the Company entered into an amendment with the landlord to extend the lease through April 30, 2030. The annual rent of $0.20 million in 2024 declined in February 2025 to $0.17 million, will increase in February 2026 to $0.23 million, and then increase 3% annually on each anniversary for the remainder of the extended term. The amended lease also includes one renewal at the Company’s option for five years with rent to be determined at the fair market rate. Accordingly, the Company has remeasured this lease’s related ROU asset and liability balances upon the effective date of this amendment. We recognized $0.2 million of annual rent expense for each of 2025 and 2024.

Stockman’s Sale-Leaseback. In connection with the sale of Stockman’s real estate that closed on September 27, 2024, the Company’s subsidiary, Stockman’s Casino, Inc., entered into a short-term lease for use of the facilities with monthly rent of $50,000. Such leaseback terminated upon the second closing of the Stockman’s sale on April 1, 2025. Accordingly, we recognized $0.2 million of rent expense for each of 2025 and 2024. See Note 3 for details.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel, and approximately 3.01 acres of land on which it resides, at a price based upon the project’s original cost of $7.7 million (see Note 4), reduced by the cumulative principal finance lease payments made by the Company during the lease term. At December 31, 2025, such net amount was $1.1 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs. Annual payments for this finance lease were $0.7 million for each of 2025 and 2024.

Leases recorded on the balance sheet consist of the following:

(In thousands)
		December 31,
Leases	Balance Sheet Classification	2025	2024
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$53,142	$55,957
Finance lease assets	Property and Equipment, Net(1)	4,088	4,245
Finance lease assets	Finance Lease Right-of-Use Assets, Net(2)	2,101	976
Total lease assets		$59,331	$61,178

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$3,819	$4,226
Finance	Current Portion of Finance Lease Obligations	1,802	1,610
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	50,492	52,324
Finance	Finance Lease Obligations, Net of Current Portion	1,538	1,095
Total lease liabilities		$57,651	$59,255

__________

(1)	Finance lease assets are recorded net of accumulated depreciation of $3.0 million and $2.9 million as of December 31, 2025 and 2024, respectively.
(2)	These finance lease assets are recorded separately from Property and Equipment due to meeting qualifying classification criteria under ASC 842, but ownership of such assets is not expected to transfer to the Company upon term expiration. Additionally, amortization of these assets are expensed over the duration of the lease term or the assets’ estimated useful lives, whichever is earlier.

The components of lease expense are as follows:

(In thousands)		Year Ended
	Classification within	December 31,
Lease Costs	Statement of Operations	2025	2024
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$8,018	$8,000
Short-term payments(1)	Selling, General and Administrative Expenses	433	238
Variable payments	Selling, General and Administrative Expenses	1,282	1,241
Finance leases:
Amortization of leased assets	Depreciation and Amortization	1,452	1,506
Interest on lease liabilities	Interest Expense, Net	184	263
Total lease costs		$11,369	$11,248

__________

(1)	Includes payments for the leaseback of Stockman’s real estate totaling $0.2 million during each of 2025 and 2024.

Maturities of lease liabilities at December 31, 2025 are summarized as follows:

(In thousands)
	Operating	Finance
Years Ending December 31,	Leases	Leases
2026	$7,322	$1,998
2027	7,254	1,585
2028	6,891	—
2029	6,898	—
2030	6,722	—
Thereafter	311,259	—
Total future minimum lease payments	346,346	3,583
Less: Amount representing interest	(292,035)	(243)
Present value of lease liabilities	54,311	3,340
Less: Current lease obligations	(3,819)	(1,802)
Long-term lease obligations	$50,492	$1,538

Other information related to lease term and discount rate is as follows:

	December 31,
Lease Term and Discount Rate	2025		2024
Weighted-average remaining lease term
Operating leases	56.7	years	55.8	years
Finance leases	1.8	years	2.0	years
Weighted-average discount rate
Operating leases	10.88%		10.86%
Finance leases	7.58%		6.75%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Year Ended
	December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows for operating leases	$7,535	$7,735
Operating cash flows for finance leases	$184	$263
Financing cash flows for finance leases	$1,783	$1,694

9. INCOME TAXES

In December 2023, the FASB issued ASU 2023-09, which the Company adopted prospectively as of January 1, 2025 (see Note 2). We do not operate in foreign jurisdictions. Foreign pretax income (if any), income tax expense, and income taxes paid were immaterial for all periods presented and have not been separately disaggregated. All pretax income was related to domestic, continuing operations for all periods presented.

The income tax expense attributable to the Company’s loss before income taxes consisted of the following:

(In thousands)	Year Ended December 31,
	2025	2024
Current Taxes
Federal	$—	$—
State	—	(41)
Current tax provision	—	(41)
Deferred Taxes
Federal	(7,891)	(7,958)
State	(4,936)	(3,447)
Increase in valuation allowance	13,357	11,667
Deferred tax provision	530	262
Total tax provision	$530	$221

The Company adopted ASU 2023-09 for the year ended December 31, 2025 and applied the new disclosure requirements to the reconciliation of the federal income tax statutory rate and the Company’s effective tax rate as follows:

(In thousands, except percentages)	Year Ended December 31, 2025
	Percent	Amount
Federal income tax benefit at U.S. statutory rate	21.0%	$(8,330)
State income taxes, net of federal income tax effect(1)	12.4%	(4,937)
Tax credits	0.4%	(162)
Changes in valuation allowance	(33.6)%	13,357
Nontaxable or nondeductible items	(0.7)%	266
Other adjustments	(0.8)%	336
Effective tax rate	(1.3)%	$530

__________

(1)	State taxes in Indiana and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

Prior to the adoption of ASU 2023-09, the reconciliation of the federal income tax statutory rate and the Company’s effective tax rate for the year ended December 31, 2024 was as follows:

(In thousands, except percentages)	Year Ended December 31, 2024
	Percent	Amount
Federal income tax benefit at U.S. statutory rate	21.0%	$(8,495)
State taxes, net of federal benefit	8.6%	(3,488)
Change in valuation allowance	(28.8)%	11,667
Permanent differences	—%	7
Credits	0.4%	(162)
Other	(1.7)%	692
Effective tax rate	(0.5)%	$221

Our effective income tax rates for the years ended December 31, 2025 and 2024 were (1.3%) and (0.5%), respectively. Our tax rates differ from the statutory rate of 21.0%, primarily due to the effects of changes in our valuation allowance, state taxes, and items that are permanently treated differently for GAAP and tax purposes.

The Company’s deferred tax assets (liabilities) consisted of the following:

(In thousands)	December 31,
	2025	2024
Deferred tax assets:
Deferred compensation	$2,241	$2,505
Depreciation of fixed assets	675	—
Intangible assets and amortization	6,076	5,706
Net operating loss carry-forwards	34,105	21,810
Accrued expenses	1,381	1,255
Credits	1,431	1,269
Loan Fees	896	1,133
Interest limitation	8,375	6,647
Lease liabilities	15,181	14,675
Deferred revenues	1,363	1,352
Other	193	177
Gross deferred income tax assets	71,917	56,529
Valuation allowance	(48,992)	(35,634)
Deferred income tax assets, net of valuation allowance	22,925	20,895

Deferred tax liabilities:
Depreciation of fixed assets	—	(692)
Amortization of indefinite-lived intangibles	(8,741)	(6,859)
Right-of-use assets	(14,821)	(14,509)
Other	(1,839)	(781)
Gross deferred income tax liabilities	(25,401)	(22,841)
Deferred income tax liabilities, net	$(2,476)	$(1,946)

As of December 31, 2025 and 2024, the Company had $2.5 million and $1.9 million, respectively, of deferred tax liabilities relating to goodwill and other indefinite-lived intangibles, net of the maximum benefit allowed under the statute from the indefinite-lived DTAs.

During 2025, we continued to provide a valuation allowance against our deferred tax assets (“DTAs”), net of any available deferred tax liabilities, as applicable, based on our analysis of the timing of reversal of such deferred taxes. For 2025, the valuation allowance was $49.0 million, compared to $35.6 million for 2024.

In assessing the realizability of its DTAs, the Company considered whether it is “more likely than not” that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered all of the available positive and negative evidence when determining the need for a valuation allowance, including, but not limited to, the scheduled reversal of existing deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2025, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with Accounting Standards Codification 740 (“ASC 740”), this assessment has taken into consideration the jurisdictions in which these DTAs reside. The valuation allowance against DTAs has no effect on the actual taxes paid or owed by the Company. In the future, if it is determined that we meet the “more likely than not” threshold of utilizing our deferred tax assets as required under ASC 740, we may reverse some or all of our valuation allowance. We will continue to evaluate the need for the valuation allowance during each interim period in 2026.

As of December 31, 2025, the Company had gross federal net operating loss carryforwards totaling $95.1 million and state tax carryforwards of $267.6 million. In general, our federal tax net operating loss carryforwards can be carried forward indefinitely and our state tax carryforwards can be carried forward 20 years. The Company also has general business credits of $1.4 million, which begin to expire in 2035.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally not subject to federal or state examination for periods prior to December 31, 2022. However, as the Company utilizes its NOLs, prior periods can be subject to examination.

There were no income taxes paid during the year ended December 31, 2025.

Management has made an annual analysis of its federal and state tax returns and concluded that the Company has no recordable liability, as of December 31, 2025 or 2024, for unrecognized tax benefits as a result of uncertain tax positions taken.

In July 2025, new U.S. tax legislation (“H.R. 1”) was signed into law, which makes permanent many of the tax provisions enacted in 2017, as part of the Tax Cuts and Jobs Act, that were set to expire at the end of 2025. In addition, H.R. 1 makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company continues to evaluate the new tax legislation, but does not expect it to have a material impact on the results of the Company’s operations.

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

The estimated present value of the long-term obligation for the Company’s gaming license in Illinois consists of the following, and results in a corresponding increase to the Illinois gaming license valuation:

(In thousands)	December 31,
	2025	2024
Estimated IGB Reconciliation Fee(1)	$56,300	$46,039
Less: Amount representing interest(2)	(8,515)	(11,173)
Present value of IGB Reconciliation Fee(3)	$47,785	$34,866

__________

(1)	Calculated based upon gaming revenues generated during the trailing 12-months of the corresponding dates. This one-time fee will be paid in installments that are expected to begin in 2026 or early 2027 and extend over a period of six years.
(2)	The effective interest rate of the Revolving Credit Facility (see Note 7) is used to impute interest on this long-term obligation and its corresponding increase to the Illinois gaming license valuation, which approximates their fair values.
(3)	The current and noncurrent balances are located respectively within “Other accrued liabilities” and “Other long-term liabilities, net of current portion” on the consolidated balance sheets.

Defined Contribution Plan

The Company sponsors a defined contribution plan for all eligible employees, allowing voluntary contributions by eligible employees and matching contributions made by the Company. Matching contributions made by the Company were $0.3 million for each of 2025 and 2024, excluding nominal administrative expenses. For both years, the Company’s employer matching contribution rate was at 50% of employee contributions, up to a maximum of 4% of eligible compensation.

Liquidity, Concentrations and Economic Risks and Uncertainties

The Company carries cash on deposit with financial institutions that may be in excess of federally-insured limits. The extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, is not subject to estimation at this time.

11. STOCK-BASED COMPENSATION

2025 Equity Incentive Plan. On April 1, 2025, the Company’s Board adopted the Full House Resorts, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), which was approved by stockholders at the Company’s 2025 Annual Meeting and made effective as of May 15, 2025. To maintain flexibility in the Company’s compensation program, the 2025 Plan allows for a variety of award types, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and performance-based compensation. The 2025 Plan includes 2,300,000 new shares and serves as the successor to the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), which was terminated upon the adoption of the 2025 Plan, except with respect to awards previously granted under the 2015 Plan that remain outstanding. Stock option awards have maximum 10-year terms. Awards issued under the 2025 Plan do not vest on an accelerated basis if there is a change in control of the Company, unless the awards are not assumed by the successor, as defined, or on the satisfaction of a double-trigger in certain employment agreements.

As of December 31, 2025, the Company had 1,695,063 stock-based awards authorized by stockholders and available for grant from the 2025 Plan.

Performance-Based Shares. The Company issued a total of 235,862 performance-based shares to its executives in 2025. The vesting for these performance-based shares is based on the compounded annual growth rate of the Company’s Adjusted EBITDA and Free Cash Flow Per Share, as defined and adjudicated by the Company’s compensation committee, for the three-year periods ending December 31, 2025, December 31, 2026, and December 31, 2027.

Restricted Stock Awards. On May 19, 2025, the Company issued to non-executive members of its Board of Directors, as compensation for their annual service, a total of 102,180 restricted shares under the 2025 Plan, with a one-year vesting period. During the year, the Company issued to employees a total of 321,289 restricted shares under the 2025 Plan, with a three-year vesting period. An additional 54,153 restricted shares were issued to newly-hired employees in the first half of 2025 as “inducement grants” outside of the 2015 and 2025 Plans, with a three-year vesting period.

Stock Options. The following table summarizes information related to the Company’s common stock options:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Stock	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Options outstanding at January 1, 2025	2,785,689	$4.01
Granted	121,963	4.30
Exercised	(336,979)	1.49
Canceled/Forfeited	(35,000)	7.25
Expired	(130,000)	7.90
Options outstanding at December 31, 2025	2,405,673	$4.13	4.40	$785,868
Options exercisable at December 31, 2025	2,128,242	$3.94	3.90	$785,868

Restricted Stock. The following table summarizes information related to the Company’s restricted stock:

		Weighted
		Average
		Grant Date
	Number of Shares	Fair Value
Unvested and outstanding at January 1, 2025	606,274	$5.57
Granted	713,484	3.62
Vested	(145,840)	5.14
Canceled/Forfeited(1)	(166,729)	6.26
Unvested and outstanding at December 31, 2025	1,007,189	$4.14

__________

(1)	Includes the cancelation of 142,555 performance-based shares in 2025 that resulted in the reversal of $0.8 million.

Compensation Cost. Compensation expense is as follows:

(In thousands)	Year Ended
	December 31,
Compensation Expense within Selling, General and Administrative Expenses	2025	2024
Stock options	$781	$1,326
Restricted and performance-based shares(1)	955	1,547
	$1,736	$2,873

__________

(1)	Includes $0.8 million reversal in 2025 related to costs of canceled performance-based shares from 2024.

At December 31, 2025, there was approximately $0.5 million of unrecognized compensation cost related to unvested stock options granted by the Company, which is expected to be recognized over a weighted-average period of 1.4 years. At such date, there was also $2.8 million of unrecognized compensation cost related to unvested restricted and performance shares, which is expected to be recognized over a weighted-average period of 1.7 years.

The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Option valuation weighted-average assumptions were as follows:

	Year Ended December 31,
	2025	2024
Expected volatility	71.67%	71.70%
Expected dividend yield	—%	—%
Expected term (in years)	6.00	6.00
Weighted average risk-free rate	4.36%	3.94%

Expected volatility is based on the historical volatility of our stock price. Dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. We estimate the expected term based on the simplified method for employee stock options considered to be “plain vanilla” options, as our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Therefore, the weighted-average grant date fair value per share of options granted is as follows:

	Year Ended December 31,
	2025	2024
Weighted average grant date fair value	$2.87	$3.42

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

The following tables present the Company’s segment information:

(In thousands)	December 31,
	2025	2024
Total Assets
Midwest & South	$285,831	$293,466
West	339,720	360,057
Contracted Sports Wagering	168	68
Corporate and Other	24,090	19,743
	$649,809	$673,334

(In thousands)	December 31,
	2025	2024
Property and Equipment, net
Midwest & South	$110,566	$131,083
West	301,734	315,426
Contracted Sports Wagering	—	—
Corporate and Other	156	165
	$412,456	$446,674

(In thousands)	Year Ended December 31, 2025
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$183,834	$46,426	$—	$230,260
Food and beverage	32,647	6,655	—	39,302
Hotel	7,054	8,969	—	16,023
Other operations, including contracted sports wagering	7,929	1,595	7,267	16,791
Total consolidated revenues	231,464	63,645	7,267	302,376

Less:
Payroll and related costs	61,489	24,415	—	85,904
Cost of sales	16,944	3,257	—	20,201
Gaming taxes and other(1)	42,326	6,095	47	48,468
Other segment items(2)	61,589	32,307	264	94,160
Total segment expenses	182,348	66,074	311	248,733

Adjusted Segment EBITDA	49,116	(2,429)	6,956	53,643
Other operating costs and expenses:
Depreciation and amortization				(42,609)
Corporate expenses				(5,512)
Project development costs				(310)
Loss on disposal of assets				(32)
Loss on sale of Stockman’s, net				(320)
Stock-based compensation, net				(1,736)
Operating income				3,124
Other expenses:
Interest expense, net				(42,741)
Other				(50)
				(42,791)
Loss before income taxes				(39,667)
Income tax expense				530
Net loss				$(40,197)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Credit loss expense net of recoveries, as well as certain overhead expenses.

(In thousands)	Year Ended December 31, 2024
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$169,107	$47,773	$—	$216,880
Food and beverage	34,410	7,461	—	41,871
Hotel	8,260	7,449	—	15,709
Other operations, including contracted sports wagering	7,849	965	8,791	17,605
Total consolidated revenues	219,626	63,648	8,791	292,065

Less:
Payroll and related costs	57,822	25,010	—	82,832
Cost of sales	18,403	4,278	—	22,681
Gaming taxes and other(1)	37,810	6,090	57	43,957
Other segment items(2)	59,854	29,572	(769)	88,657
Total segment expenses	173,889	64,950	(712)	238,127

Adjusted Segment EBITDA	45,737	(1,302)	9,503	53,938
Other operating costs and expenses:
Depreciation and amortization				(42,101)
Corporate expenses				(5,290)
Project development costs				(368)
Preopening costs				(2,464)
Loss on disposal of assets				(18)
Gain on sale of Stockman’s				1,926
Stock-based compensation				(2,873)
Operating income				2,750
Other expense:
Interest expense, net				(43,201)
Loss before income taxes				(40,451)
Income tax expense				221
Net loss				$(40,672)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Credit loss expense net of recoveries, as well as certain overhead expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures — As of December 31, 2025, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

Changes in Internal Control Over Financial Reporting — There have been no changes during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Immaterial Correction of Interim Condensed Consolidated Financial Statements

In connection with our year-end close process, we determined that we had incorrectly excluded from our previously-issued 2025 unaudited condensed consolidated balance sheets: certain prepaid insurance premiums, and a corresponding financing obligation for such insurance premiums.  In addition, we determined that we had incorrectly presented the effects of this financing transaction in our previously-issued 2025 unaudited condensed consolidated statements of cash flows.  Therefore, our previously-issued interim unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows for the first three quarters of 2025 did not reflect these adjustments.  These adjustments did not have an impact on our previously-issued 2025 condensed consolidated statements of operations, our previously-issued 2025 condensed consolidated statements of changes in stockholders’ equity, or our cash balances for the interim periods in 2025.  We have properly accounted for this matter in our 2025 annual consolidated financial statements included in this Form 10-K.

Management evaluated the materiality of the above items based on an analysis of quantitative and qualitative factors and concluded they were not material to the interim periods of 2025, individually or in aggregate.  We intend to prospectively correct our 2025 unaudited condensed consolidated statements of cash flows for the interim periods of 2025 when we file our interim financial statements for 2026.

Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025 (our “Proxy Statement”) and is incorporated herein by this reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial statements of the Company (including related Notes to consolidated financial statements) included herein under Item 8 of Part II hereof are listed below:
●	Reports of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2025 and 2024
●	For the Years Ended December 31, 2025 and 2024:
◦	Consolidated Statements of Operations
◦	Consolidated Statements of Stockholders’ Equity
◦	Consolidated Statements of Cash Flows
●	Notes to Consolidated Financial Statements

(b)	Exhibits
Exhibit Number	Description
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

10.14*	Eighth Amendment to Casino Operations Lease dated December 12, 2025 by and between Incline Hotel LLC, as landlord, and Gaming Entertainment (Nevada) LLC, as tenant.

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

10.17

Second Amendment to Hotel Lease/Purchase Agreement dated September 19, 2017, by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on 8-K (SEC File No. 1-32583) filed on September 21, 2017 ).

10.18+

2015 Equity Incentive Plan (as amended and restated by the Board effective April 6, 2021). (Incorporated by reference to Annex 2 to the Registrant’s Proxy Statement on Schedule 14A (SEC File No. 1-32583) filed on April 14, 2021).

10.19+

Form of Award Agreement pursuant to the 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) filed on March 8, 2018).

10.20+	Full House Resorts, Inc. Annual Incentive Plan for Executives (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (SEC File No. 1-32583) filed on August 1, 2017).
10.21+	2025 Equity Incentive Plan. (Incorporated by reference to Annex 2 to the Registrant’s Proxy Statement on Schedule 14A (SEC File No. 1-32583) filed on April 7, 2025).
10.22+

Employment Agreement, dated June 14, 2025, between Full House Resorts, Inc. and Daniel R. Lee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on June 17, 2025).

10.23+

Award Agreement, dated May 24, 2017, between Full House Resorts, Inc. and Daniel R. Lee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on May 30, 2017).

10.24+

Employment Agreement, dated July 11, 2025, between Full House Resorts, Inc. and Lewis A. Fanger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on July 15, 2025).

10.25+

Employment Agreement, dated July 11, 2025, between Full House Resorts, Inc. and Elaine L. Guidroz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on July 15, 2025).

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

10.29

Third Amendment to Credit Agreement, dated as of March 5, 2025, among the Company, the guarantors party thereto and Capital One, National Association, as administrative agent (Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) filed on March 11, 2025).

10.30

Fourth Amendment to Credit Agreement, dated as of March 3, 2026, among the Company, the guarantors party thereto and Capital One, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on March 5, 2026).

10.31†

Development and Host Community Agreement, dated as of January 18, 2023, by and between the City of Waukegan, Illinois, and FHR-Illinois LLC, as developer (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) filed on March 16, 2023).

10.32†

Ground Lease, dated as of January 18, 2023, by and between the City of Waukegan, as landlord, and FHR-Illinois LLC, as tenant (Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) filed on March 16, 2023).

19.1*	Full House Resorts Insider Trading Policy.
21.1*	List of Subsidiaries of Full House Resorts, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
23.2*	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).
31.1*	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Full House Resorts, Inc. Executive Officer Clawback Policy.
99.1*	Description of Governmental Gaming Regulations.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Inline XBRL File (included in Exhibit 101).

__________

*	Filed herewith.
**	Furnished herewith.
+	Executive compensation plan or arrangement.
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

FULL HOUSE RESORTS, INC.

March 16, 2026	By:	/s/ DANIEL R. LEE
Daniel R. Lee, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ DANIEL R. LEE	March 16, 2026
Daniel R. Lee, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ LEWIS A. FANGER	March 16, 2026
Lewis A. Fanger, President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

/s/ CARL G. BRAUNLICH	March 16, 2026
Carl G. Braunlich, Director

/s/ ERIC J. GREEN	March 16, 2026
Eric J. Green, Director

/s/ LYNN M. HANDLER	March 16, 2026
Lynn M. Handler, Director

/s/ KATHLEEN MARSHALL	March 16, 2026
Kathleen Marshall, Director

/s/ MICHAEL P. SHAUNNESSY	March 16, 2026
Michael P. Shaunnessy, Director