Form 10-Q
period 2026-03-31
FULL HOUSE RESORTS INC
filed 2026-05-07
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

At May 4, 2026, there were 36,265,183 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenues
Casino	$55,707	$55,300
Food and beverage	9,601	10,061
Hotel	3,786	3,842
Other operations, including contracted sports wagering	5,327	5,855
	74,421	75,058
Operating costs and expenses
Casino	24,013	22,885
Food and beverage	9,536	10,319
Hotel	1,989	2,363
Other operations	812	846
Selling, general and administrative	25,106	26,941
Project development costs	55	141
Depreciation and amortization	10,560	10,607
Loss on disposal of assets	—	6
Impairment of assets held for sale at Stockman’s	—	212
	72,071	74,320
Operating income	2,350	738
Other expense
Interest expense, net	(10,380)	(10,297)
Loss before income taxes	(8,030)	(9,559)
Income tax provision	120	206
Net loss	$(8,150)	$(9,765)

Basic loss per share	$(0.23)	$(0.27)
Diluted loss per share	$(0.23)	$(0.27)

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and equivalents	$31,368	$40,670
Accounts receivable, net	3,343	3,666
Inventories	1,935	1,976
Prepaid expenses and other	5,347	6,690
	41,993	53,002

Property and equipment, net	403,147	412,456
Operating lease right-of-use assets, net	53,755	53,142
Finance lease right-of-use assets, net	1,801	2,101
Goodwill	19,477	19,477
Other intangible assets, net of accumulated amortization of $618 and $582	109,539	108,915
Deposits and other	793	716
	$630,505	$649,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,587	$8,074
Capital expenditures payable	760	2,574
Accrued payroll and related	7,148	7,016
Accrued interest	5,175	14,265
Other accrued liabilities	45,079	35,990
Current portion of operating lease obligations	3,872	3,819
Current portion of finance lease obligations	1,841	1,802
	70,462	73,540

Operating lease obligations, net of current portion	51,124	50,492
Finance lease obligations, net of current portion	1,060	1,538
Other long-term liabilities, net of current portion	32,647	41,376
Long-term debt, net	473,981	473,646
Deferred income taxes, net	2,597	2,476
Contract liabilities, net of current portion	3,984	4,203
	635,855	647,271
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 36,229,876 and 36,130,876 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	118,281	118,019
Accumulated deficit	(123,635)	(115,485)
	(5,350)	2,538
	$630,505	$649,809

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Dollars	Capital	Deficit	Equity
Balance, January 1, 2026	36,131	$4	$118,019	$(115,485)	$2,538
Issuance of stock on options exercised and restricted stocks vested	99	—	95	—	95
Stock-based compensation	—	—	526	—	526
Cancellation of performance-based shares	—	—	(321)	—	(321)
Tax withholding on vesting and exercise of equity awards	—	—	(38)		(38)
Net loss	—	—	—	(8,150)	(8,150)
Balance, March 31, 2026	36,230	$4	$118,281	$(123,635)	$(5,350)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Dollars	Capital	Deficit	Equity
Balance, January 1, 2025	35,649	$4	$115,781	$(75,288)	$40,497
Options exercised	327	—	485	—	485
Stock-based compensation	—	—	575	—	575
Cancellation of performance-based shares	—	—	(792)	—	(792)
Net loss	—	—	—	(9,765)	(9,765)
Balance, March 31, 2025	35,976	$4	$116,049	$(85,053)	$31,000

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,150)	$(9,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,560	10,607
Amortization of debt issuance costs, discounts and premiums	735	739
Non-cash change in right-of-use (“ROU”) operating lease assets	548	707
Non-cash amortization of prepaid insurance	2,272	2,377
Stock-based compensation, net	205	(217)
Loss on disposal of assets	—	6
Impairment of assets held for sale at Stockman’s	—	212
Provision for credit losses	8	26
Deferred income taxes	121	207
Increases and decreases in operating assets and liabilities:
Accounts receivable	315	196
Prepaid expenses, inventories and other	(888)	(1,020)
Operating lease liabilities	(476)	(444)
Contract liabilities	(1,452)	(2,213)
Accounts payable and other liabilities	(7,591)	(8,506)
Net cash used in operating activities	(3,793)	(7,088)
Cash flows from investing activities:
Capital expenditures, net of changes in payables	(2,730)	(2,880)
Net cash used in investing activities	(2,730)	(2,880)
Cash flows from financing activities:
Payment of debt issuance costs and extension fees	(51)	(139)
Borrowings under revolving credit facility	5,000	6,500
Repayment of revolving credit facility borrowings	(5,000)	(3,500)
Repayments of insurance financing	(2,272)	(2,377)
Repayment of finance lease obligations	(439)	(447)
Proceeds from exercise of stock options	95	485
Tax withholding on vesting and exercise of equity awards	(38)	—
Repayment of note payable for asset acquisition	(74)	(67)
Net cash (used in) provided by financing activities	(2,779)	455

Net decrease in cash and cash equivalents	(9,302)	(9,513)
Cash and cash equivalents, beginning of period	40,670	40,221
Cash and cash equivalents, end of period	$31,368	$30,708

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – (Continued)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$19,151	$19,049
Income tax refund received	408	—
Payables and accruals incurred for capital expenditures	165	726
Accrued liability related to asset acquisition	659	2,960
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	1,161	—
Right-of-use asset and liability remeasurements:
Operating leases	—	(112)

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Organization. Formed as a Delaware corporation in 1987, Full House Resorts, Inc. owns, leases, operates, develops, manages, and/or invests in casinos and related hospitality and entertainment facilities. References in this document to “Full House,” the “Company,” “we,” “our,” or “us” refer to Full House Resorts, Inc. and its subsidiaries, except where stated or the context otherwise indicates. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Colorado, Illinois, Indiana, and Mississippi.

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

In July 2025, we agreed with a third-party to extend its use of our sports wagering skin in Indiana through December 2031, and such operator fully prepaid its remaining term for the Indiana skin.

For additional information about the Company’s segments, see Note 10.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Significant Accounting Policies. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s 2025 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as they contain descriptions of its significant accounting policies. Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to be consistent with the current year presentation, which changes had no effect on the previously reported results of operations or financial position.

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

Revenue Recognition: Non-Gaming Revenues. “Other operations, including contracted sports wagering” within revenues on the Statements of Operations includes proceeds from the sale of excess gaming tax credits in the State of Indiana in the amount of $2.1 million for each of three months ended March 31, 2026 and 2025.

Stock-based Compensation. Estimated compensation costs for performance-based stock reflect meeting certain growth-rate targets and may be subject to partial or full reversals in the current or following year if not completely met at year-end.  In the first quarter of 2026, the Company’s compensation committee determined that certain performance criteria for 2025 were only partially satisfied. As a result, stock-based compensation costs of $0.3 million that were previously recognized in 2025 were reversed. Net of such partial reversal, stock-based compensation expense was $0.2 million for the three months ended March 31, 2026. In the prior-year’s first quarter, the Company’s compensation committee determined that certain performance criteria for 2024 were not satisfied. As a result, stock-based compensation costs of $0.8 million that were previously recognized in 2024 were reversed, resulting in a net $0.2 million credit in the first quarter of 2025.

Accounting Pronouncements:

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

ASU 2025-11, Interim Reporting, Topic 270, (“Update 2025-11”). In December 2025, the FASB issued Update 2025-11, which is intended to improve the navigability of the guidance in Accounting Standards Codification 270 (“ASC 270”) and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” Update 2025-11 also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity. Update 2025-11 will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, on a prospective or retrospective basis, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2025-11 to the consolidated financial statements, noting the amendments relate to disclosures only.

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

3. ACCOUNTS RECEIVABLE, NET

Accounts Receivable and Credit Risk. Accounts receivable consist primarily of casino, hotel, sports wagering contracts reimbursements, and other receivables. Accounts receivable are typically non-interest bearing, recorded initially at cost, and are carried net of an appropriate reserve to approximate fair value. Loss reserves are estimated based on specific review of customer accounts including the customers’ willingness and ability to pay and nature of collateral, if any, as well as historical collection experience and current and expected economic and business conditions. Accounts are written off when management deems the account to be uncollectible and recoveries of accounts previously written off are recorded when received.

Accounts receivable consists of the following:

(In thousands)	March 31,	December 31,
	2026	2025
Casino	$291	$313
Hotel	86	167
Other Operations(1)	2,474	2,622
Contracted Sports Wagering	60	168
Other	543	499
	3,454	3,769
Less: Provision for credit losses	(111)	(103)
	$3,343	$3,666

__________

(1)	Primarily consists of ATM receivables.

The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the respective periods:

(In thousands)
	2026	2025
Balance at January 1	$103	$138
Current period provision for credit losses	8	26
Write-offs	—	(9)
Balance at March 31	$111	$155

Management regularly evaluates the adequacy of the Company’s recorded reserves. At March 31, 2026, we believe that no significant concentrations of credit risk existed for which a reserve had not already been recorded.

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

Chamonix / Bronco Billy’s Lease through January 2035 and Option to Purchase. The Company’s subsidiary, FHR-Colorado LLC, leases certain parcels, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. The Company exercised its fourth renewal option to extend the lease term through January 2029. Starting in February 2026, annual minimum rent increased from $0.4 million to $0.5 million, with adjustments on each anniversary thereafter based on the consumer price index. The lease contains a $7.6 million purchase option exercisable at any time during the lease term, or as extended, and a right of first refusal on any sale of the property.

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

In July 2024, the Hyatt Lease was further amended to extend the term through December 31, 2034. In the event of a significant renovation of the property, the amended lease permits the lessor to terminate the lease early by providing six months’ notice, with the Company retaining Grand Lodge’s personal property at the end of such period. In January 2025, the annual rent increased nominally from $2.00 million to $2.01 million, and will increase by 2% annually for the remainder of the extended term. Except as set forth in the amendment, all other terms of the Hyatt Lease remain in full force and effect. Accordingly, the Company remeasured this lease’s related ROU asset and liability balances upon the effective date of this amendment.

Corporate Office Lease through April 2030. The Company leases 4,479 square feet of office space in Las Vegas, Nevada. In September 2024, the Company entered into an amendment with the landlord to extend the lease through April 30, 2030. In February 2026, the annual rent increased from $0.17 million to $0.23 million, and will increase 3% annually on each anniversary for the remainder of the extended term. The amended lease also includes one renewal at the Company’s option for five years with rent to be determined at the fair market rate. Accordingly, the Company remeasured this lease’s related ROU asset and liability balances upon the effective date of this amendment.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-guestroom hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel, and approximately 3.01 acres of land on which it resides, at a price based upon the hotel’s original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. At March 31, 2026, such potential purchase price was $0.9 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

Leases recorded on the balance sheet consist of the following:

(In thousands)
		March 31,	December 31,
Leases	Balance Sheet Classification	2026	2025
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$53,755	$53,142
Finance lease assets	Property and Equipment, Net(1)	4,048	4,088
Finance lease assets	Finance Lease Right-of-Use Assets, Net(2)	1,801	2,101
Total lease assets		$59,604	$59,331

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$3,872	$3,819
Finance	Current Portion of Finance Lease Obligations	1,841	1,802
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	51,124	50,492
Finance	Finance Lease Obligations, Net of Current Portion	1,060	1,538
Total lease liabilities		$57,897	$57,651

__________

(1)	Finance lease assets are recorded net of accumulated amortization of $3.1 million and $3.0 million at March 31, 2026 and December 31, 2025, respectively.
(2)	These finance lease assets are recorded separately from Property and Equipment due to meeting qualifying classification criteria under ASC 842, but ownership of such assets is not expected to transfer to the Company upon term expiration. Additionally, amortization of these assets are expensed over the duration of the lease term or their estimated useful lives, whichever is earlier.

The components of lease expense are as follows:

(In thousands)		Three Months Ended
	Classification within	March 31,
Lease Costs	Statement of Operations	2026	2025
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$1,953	$2,042
Short-term payments(1)	Selling, General and Administrative Expenses	—	254
Variable payments	Selling, General and Administrative Expenses	283	310
Finance leases:
Amortization of leased assets	Depreciation and Amortization	339	375
Interest on lease liabilities	Interest Expense, Net	59	42
Total lease costs		$2,634	$3,023

__________

(1)	Includes payments for the leaseback of Stockman’s real estate totaling $0.2 million during 2025.

Maturities of lease liabilities at March 31, 2026 are summarized as follows:

(In thousands)
	Operating	Finance
Years Ending December 31,	Leases	Leases
2026 (excluding the three months ended March 31, 2026)	$5,629	$1,498
2027	7,543	1,585
2028	7,190	—
2029	7,208	—
2030	7,042	—
Thereafter	311,370	—
Total future minimum lease payments	345,982	3,083
Less: Amount representing interest	(290,986)	(182)
Present value of lease liabilities	54,996	2,901
Less: Current lease obligations	(3,872)	(1,841)
Long-term lease obligations	$51,124	$1,060

Other information related to lease term and discount rate is as follows:

	March 31,		December 31,
Lease Term and Discount Rate	2026		2025
Weighted-average remaining lease term
Operating leases	55.8	years	56.7	years
Finance leases	1.5	years	1.8	years
Weighted-average discount rate
Operating leases	10.88%		10.88%
Finance leases	7.59%		7.58%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Three Months Ended
	March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash flows for operating leases	$1,880	$1,871
Operating cash flows for finance leases	$59	$42
Financing cash flows for finance leases	$439	$447

5. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)	March 31,	December 31,
	2026	2025
Revolving Credit Facility due 2027	$30,000	$30,000
8.25% Senior Secured Notes due 2028	450,000	450,000
Less: Unamortized debt issuance costs and discounts/premiums, net	(6,019)	(6,354)
	$473,981	$473,646

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

The Company may redeem some or all of the Notes for cash at par from February 15, 2026 and thereafter.

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

On February 21, 2023, the Company entered into a Second Amendment to Credit Agreement with Capital One, which, among other things, increased the amount of additional indebtedness permitted under the Company’s Credit Agreement (collectively, the “Credit Facility”). Such amendment permitted the issuance of the Additional Notes, as described above.

On March 5, 2025, the Company entered into a Third Amendment to Credit Agreement with Capital One, which extended the revolving credit facility’s maturity date from March 31, 2026 to January 1, 2027. On March 3, 2026, the Company entered into a Fourth Amendment to Credit Agreement with Capital One, which further extended the maturity date to August 15, 2027.

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

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing 12-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. At March 31, 2026, the Company complied with this financial covenant and $30.0 million of borrowings were outstanding under the Credit Facility.

Fair Value of Long-Term Debt. The estimated fair value of the Notes was approximately $411.0 million at March 31, 2026 and $396.4 million at December 31, 2025, which values were estimated using quoted market prices (Level 1 inputs). The fair value of the Credit Facility approximates its carrying amount, as it is revolving, variable rate debt, and is classified as a Level 2 measurement.

6. CONTRACT LIABILITIES

There is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or hosting events. With the exception of noncurrent portions of deferred revenues from contracted sports wagering, these liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within “Other accrued liabilities” on the condensed consolidated balance sheets.

The following table summarizes the primary activities related to short-term and long-term customer contract related liabilities:

	Outstanding		Players		Contracted		Progressive
(In thousands)	Chip Liability		Club Points		Sports Wagering(1)		Jackpots and Other
	2026	2025	2026	2025	2026	2025	2026	2025
Balance at January 1	$682	$683	$999	$930	$9,995	$10,404	$5,686	$5,767
Balance at March 31	477	538	1,039	926	8,543	8,190	6,101	5,685
Increase (Decrease)	$(205)	$(145)	$40	$(4)	$(1,452)	$(2,214)	$415	$(82)

__________

(1)	There were two active skins at March 31, 2026, compared to three active skins at March 31, 2025.

7. INCOME TAXES

The Company’s effective income tax rates for the three months ended March 31, 2026 and 2025 were (1.5%) and (2.2%), respectively. The change in the effective income tax rate was primarily due to the Company’s projections for pre-tax book income in 2026 and changes in valuation allowances. The Company’s income tax provision or benefit for interim periods has been determined using an estimate of its annual effective tax rate, adjusted for discrete items.

The Company continues to assess the realizability of deferred tax assets (“DTAs”) and concluded that it has not met the “more likely than not” threshold. At March 31, 2026, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with Accounting Standards Codification 740 (“ASC 740”), this assessment has taken into consideration the jurisdictions in which these DTAs reside. The valuation allowance against DTAs has no effect on the actual taxes paid or owed by the Company.

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

Contingent Gaming License Fees in Illinois

As required for its gaming licensure at American Place, the Company continues to accrue for a “Reconciliation Payment” that will be due to the Illinois Gaming Board (“IGB”) over a long-term basis. The Reconciliation Payment is calculated in 2026 (three years after the commencement of gaming operations in Illinois) in an amount equal to 75% of the adjusted gross receipts for the most lucrative trailing 12-month period of operations, offset by certain licensing fees already paid by the Company. The Reconciliation Payment is due in installments over a period of six years, expected to begin in 2026.

The estimated present value of the long-term obligation for the Company’s gaming license in Illinois consists of the following, and results in a corresponding increase to the Illinois gaming license valuation:

(In thousands)	March 31,	December 31,
	2026	2025
Estimated IGB Reconciliation Fee(1)	$56,831	$56,300
Less: Amount representing interest(2)	(8,387)	(8,515)
Present value of IGB Reconciliation Fee(3)	$48,444	$47,785

__________

(1)	The three-year measurement period concluded in February 2026. This one-time fee will be paid in installments that are expected to begin in 2026 and extend over a period of six years.
(2)	The effective interest rate of the Revolving Credit Facility (see Note 5) is used to impute interest on this long-term obligation and its corresponding increase to the Illinois gaming license valuation, which approximates their fair values.
(3)	The current and noncurrent balances are located respectively within “Other accrued liabilities” and “Other long-term liabilities, net of current portion” on the condensed consolidated balance sheets.

9. EARNINGS (LOSS) PER SHARE

The table below reconciles basic and diluted loss per share of common stock:

(In thousands)	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss ─ basic	$(8,150)	$(9,765)
Net loss ─ diluted	$(8,150)	$(9,765)

Denominator:
Weighted-average common shares ─ basic	36,153	35,831
Potential dilution from share-based awards	—	—
Weighted-average common and common share equivalents ─ diluted	36,153	35,831
Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	3,256	3,104

10. SEGMENT INFORMATION

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

The following tables present the Company’s segment information:

(In thousands)	Three Months Ended March 31, 2026
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$46,304	$9,403	$—	$55,707
Food and beverage	8,064	1,537	—	9,601
Hotel	1,611	2,175	—	3,786
Other operations, including contracted sports wagering	3,374	462	1,491	5,327
Total consolidated revenues	59,353	13,577	1,491	74,421

Less:
Payroll and related costs	14,422	5,360	—	19,782
Cost of sales	4,277	769	—	5,046
Gaming taxes and other(1)	10,461	2,135	16	12,612
Other segment items(2)	15,366	7,081	39	22,486
Total segment expenses	44,526	15,345	55	59,926

Adjusted Segment EBITDA	14,827	(1,768)	1,436	14,495
Other operating costs and expenses:
Depreciation and amortization				(10,560)
Corporate expenses				(1,325)
Project development costs				(55)
Stock-based compensation, net				(205)
Operating income				2,350
Other expense:
Interest expense, net				(10,380)
Loss before income taxes				(8,030)
Income tax provision				120
Net loss				$(8,150)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Certain overhead expenses.

(In thousands)	Three Months Ended March 31, 2025
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$44,044	$11,256	$—	$55,300
Food and beverage	8,171	1,890	—	10,061
Hotel	1,700	2,142	—	3,842
Other operations, including contracted sports wagering	3,257	318	2,280	5,855
Total consolidated revenues	57,172	15,606	2,280	75,058

Less:
Payroll and related costs	15,280	6,997	—	22,277
Cost of sales	3,972	956	—	4,928
Gaming taxes and other(1)	9,982	1,764	13	11,759
Other segment items(2)	14,831	8,356	87	23,274
Total segment expenses	44,065	18,073	100	62,238

Adjusted Segment EBITDA	13,107	(2,467)	2,180	12,820
Other operating costs and expenses:
Depreciation and amortization				(10,607)
Corporate expenses				(1,333)
Project development costs				(141)
Loss on disposal of assets				(6)
Impairment of assets held for sale at Stockman’s				(212)
Stock-based compensation, net				217
Operating income				738
Other expense:
Interest expense, net				(10,297)
Loss before income taxes				(9,559)
Income tax provision				206
Net loss				$(9,765)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Credit loss expense net of recoveries, as well as certain overhead expenses.

(In thousands)	March 31,	December 31,
	2026	2025
Total Assets
Midwest & South	$279,534	$285,831
West	334,970	339,720
Contracted Sports Wagering	60	168
Corporate and Other	15,941	24,090
	$630,505	$649,809

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2025, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2026. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House,” the “Company,” “we,” “our” or “us,” except where stated or the context otherwise indicates.

Executive Overview

Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Colorado, Illinois, Indiana, and Mississippi. Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering, among other amenities, casino gambling, hotel accommodations, dining, golf, RV camping, sports betting, entertainment and retail outlets.

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

In July 2025, we agreed with a third-party to extend its use of our sports wagering skin in Indiana through December 2031, and such operator fully prepaid its remaining term for the Indiana skin.

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we provide credit at some of our casinos where permitted by gaming regulations, most of our revenues are cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our revenues are primarily derived from slot machines, but also include other gaming activities, including table games, keno and sports betting. In addition, we derive a significant amount of revenue from our hotels and our food and beverage outlets. We also derive revenues from our golf course and ferry boat service at Rising Star, our RV parks owned at Rising Star and previously managed at Silver Slipper (through August 2025), and retail outlets and entertainment. We often provide hotel rooms, food and beverages, entertainment, ferry usage, and golf privileges to customers on a complimentary basis. Under GAAP, the value of such services is included as revenue in those categories, offset by contra-revenue in the casino revenue category. As a result, the casino revenues in our financial statements reflect patron gaming wins and losses, reduced by the retail value of complimentary services, the value of free play provided to customers, the value of points earned by casino customers that can be redeemed for services or free play, and adjustments for certain progressive jackpots offered by the Company.

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

Recent Developments

Progress Toward Construction of the Permanent American Place Facility. In September 2025, the Waukegan City Council unanimously approved our revised site plans. In April 2026, the City of Waukegan approved our earthmoving and foundation drawings. With these drawings, we intend to soon begin construction, pending approval from the Illinois Gaming Board. Foundation work, while not cost intensive, requires several months to complete. By starting construction now, funding it with internal sources, we believe we can accelerate the opening of the permanent casino, anticipated in approximately 18 to 24 months. A bill was also recently introduced in the Illinois legislature to extend the date that our temporary American Place casino is permitted to operate by 18 months beyond August 2027. This bill, if passed, will ensure that there will be no gap in tax revenue or employment prior to the opening of our permanent casino facility. While there can be no assurance of the bill’s passage, we received a similar one-year extension in 2023 from the Illinois Gaming Board (“IGB”) to operate the temporary facility when our project was delayed due to a lawsuit from a competitor. Such lawsuit was resolved in January 2025.

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

Adjusted EBITDA, Adjusted Segment EBITDA, Adjusted Segment EBITDA Margin and Adjusted Property EBITDA:

Management uses Adjusted EBITDA as a measure of our performance. For a description of Adjusted EBITDA, see “Non-GAAP Financial Measure.”  We utilize Adjusted Segment EBITDA, a financial measure in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as the measure of segment profitability in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 10. In addition, we use Adjusted Segment EBITDA Margin, which is calculated by dividing Adjusted Segment EBITDA by the segment’s total revenues.

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

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(In thousands, except percentages)	March 31,		Increase /
	2026	2025	(Decrease)
Revenues	$74,421	$75,058	(0.8)%
Operating expenses	72,071	74,320	(3.0)%
Operating income	2,350	738	218.4%
Interest expense, net	10,380	10,297	0.8%
Income tax provision	120	206	(41.7)%
Net loss	$(8,150)	$(9,765)	16.5%

	Three Months Ended
(In thousands, except percentages)	March 31,		Increase /
	2026	2025	(Decrease)
Casino revenues
Slots	$46,180	$44,955	2.7%
Table games	9,156	10,256	(10.7)%
Other	371	89	316.9%
	55,707	55,300	0.7%

Non-casino revenues, net
Food and beverage	9,601	10,061	(4.6)%
Hotel	3,786	3,842	(1.5)%
Other	5,327	5,855	(9.0)%
	18,714	19,758	(5.3)%
Total revenues	$74,421	$75,058	(0.8)%

	Three Months Ended
(In thousands, except percentages)	March 31,		Increase /
	2026	2025	(Decrease)
Slot coin-in	$773,722	$775,622	(0.2)%
Slot win(1)	$60,052	$57,897	3.7%
Slot hold percentage(2)	7.8%	7.5%	0.3	pts
Table game drop	$53,140	$54,574	(2.6)%
Table game win(1)	$9,690	$10,368	(6.5)%
Table game hold percentage(2)	18.2%	19.0%	(0.8)	pts

__________

(1)	Does not reflect reductions in casino revenues from discretionary complimentary goods and services that are provided by the Company.
(2)	The three-year averages for slot hold percentage and table game hold percentage were 7.5% and 18.1%, respectively. A significant portion of our results in the recent quarters reflect the opening of two new casinos. Their win percentages may differ from historical averages.

The following discussion is based on our condensed consolidated financial statements for the three months ended March 31, 2026 and 2025.

Revenues. Consolidated total revenues declined by 0.8% (or $0.6 million) for the three months ended March 31, 2026, compared to the prior-year period, reflecting growth at American Place Casino and Rising Star Casino Resort, offset by the sale of Stockman’s Casino in April 2025 and the termination of an agreement with one of our contracted sports wagering providers in 2025. Excluding Stockman’s, revenues would have increased by 0.9%.

Operating Expenses. Consolidated operating expenses declined by 3.0% (or $2.2 million) for the three months ended March 31, 2026, compared to the prior-year period, which included operating costs to run Stockman’s. Additionally, declines in selling, general and administrative expenses for the current quarter reflect a continued focus on reducing inefficiencies at Chamonix, led by a new property management team that arrived throughout 2025 and early 2026.

See further information within our reportable segments described below.

Interest Expense.

Interest expense, net, consists of the following:

	Three Months Ended
(In thousands)	March 31,
	2026	2025
Interest expense (excluding bond fee amortization and discounts/premiums)	$9,792	$9,946
Amortization of debt issuance costs and discounts/premiums	735	739
Capitalized interest	(87)	(302)
Interest income and other	(60)	(86)
	$10,380	$10,297

Net interest expense for the three months ended March 31, 2026 remained relatively flat at $10.4 million, compared to $10.3 million in the prior-year period. During the current quarter, there was less capitalized interest to offset interest expense, as Chamonix’s parking lot resurfacing projects were completed in mid-2025.

Income Tax Expense.

For the three months ended March 31, 2026 and 2025, we recognized income tax provisions of $0.1 million and $0.2 million, respectively. This resulted in effective income tax rates of (1.5%) and (2.2%), respectively, primarily due to our projections for pre‑tax book income in each of those years.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2026 results, as we anticipate an overall taxable loss for the period. We continue to evaluate, on a quarterly basis, the ability to realize our deferred tax assets and the need for a valuation allowance. The valuation allowance, and the potential reversal of such allowance, have no bearing on the taxes actually paid by the Company. As of December 31, 2025, we had gross federal net operating loss carryforwards totaling $95.1 million and state tax carryforwards of $267.6 million.

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

(In thousands, except percentages)	Three Months Ended
	March 31,		Increase /
	2026	2025	(Decrease)
Revenues
Midwest & South	$59,353	$57,172	3.8%
West	13,577	15,606	(13.0)%
Contracted Sports Wagering	1,491	2,280	(34.6)%
	$74,421	$75,058	(0.8)%
Adjusted Segment EBITDA and Adjusted EBITDA
Midwest & South	$14,827	$13,107	13.1%
West	(1,768)	(2,467)	28.3%
Contracted Sports Wagering	1,436	2,180	(34.1)%
Adjusted Segment EBITDA	14,495	12,820	13.1%
Corporate	(1,325)	(1,333)	0.6%
Adjusted EBITDA	$13,170	$11,487	14.7%

Adjusted Segment EBITDA Margin
Midwest & South	25.0%	22.9%	2.1	pts
West	(13.0)%	(15.8)%	2.8	pts
Contracted Sports Wagering	96.3%	95.6%	0.7	pts

Midwest & South

Our Midwest & South segment includes Silver Slipper, Rising Star and American Place. Total revenues for the three months ended March 31, 2026 increased by 3.8% (or $2.2 million). Revenues at American Place and Rising Star more than offset slight revenue declines at Silver Slipper.

Casino revenue increased by 5.1% (or $2.3 million) for the three months ended March 31, 2026. Slot revenue increased by 8.5% (or $3.0 million), while table games revenue declined by 11.7% (or $1.0 million).

Non-casino revenue declined by 0.6% (or $0.1 million) for the three months ended March 31, 2026, primarily due to the discontinuation of unprofitable promotional programs at Silver Slipper. Food and beverage revenue declined by 1.3% (or $0.1 million) for the current-year period, while hotel revenue declined by 5.3% (or $0.1 million).

Adjusted Segment EBITDA rose by 13.1% (or $1.7 million) for the three months ended March 31, 2026, benefiting from revenue growth at American Place and Rising Star as mentioned above, as well as Silver Slipper’s focus on operational efficiencies.

West

Our West segment includes Chamonix, Bronco Billy’s, Grand Lodge, and Stockman’s (until the completion of its sale in April 2025). The market in Cripple Creek, Colorado, is typically seasonal, favoring the summer months. Our Nevada operations have also historically been seasonal, with the summer months accounting for a disproportionate share of annual revenues.

Total revenues declined by 13.0% (or $2.0 million) for the three months ended March 31, 2026.  These results reflect the sale of Stockman’s in April 2025 and renovation-related disruptions at the Hyatt Lake Tahoe, which houses our Grand Lodge Casino.

Casino revenue declined by 16.5% (or $1.9 million) for the three months ended March 31, 2026, primarily reflecting the sale of Stockman’s in April 2025. Slot revenue declined by 18.3% (or $1.8 million), while table games revenue declined by 5.0% (or $0.1 million) for the three months ended March 31, 2026 due to renovation disruptions at Grand Lodge.

Non-casino revenue declined by 4.0% (or $0.2 million) for the three months ended March 31, 2026. Food and beverage revenue declined by 18.7% (or $0.4 million) due to the sale of Stockman’s. Hotel revenue rose by 1.6% (or less than $0.1 million), due to Chamonix’s continuing ramp-up of operations.

Adjusted Segment EBITDA improved by 28.3% (or $0.7 million), despite the renovation at the Hyatt. This improvement in Adjusted Segment EBITDA was led by Chamonix/Bronco Billy’s, which reduced its operating expenses, excluding depreciation and amortization, by 9.6% (or $1.3 million). As the Company’s newest property, Chamonix is early in its expected ramp, with operations expected to continue improving in the coming quarters and years.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado, Indiana and Illinois.

Revenues and Adjusted Segment EBITDA were $1.5 million and $1.4 million, respectively, in the first quarter of 2026. In the prior-year period, revenues and Adjusted Segment EBITDA benefited from an additional active sports skin. Such amounts in the first quarter of 2025 were $2.3 million and $2.2 million, respectively.

Corporate

Corporate expenses for the three months ended March 31, 2026 was $1.3 million, flat when compared to the prior-year period.

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

The following table presents a reconciliation of net loss and operating income to Adjusted EBITDA:

(In thousands)	Three Months Ended
	March 31,
	2026	2025
Net loss	$(8,150)	$(9,765)
Income tax provision	120	206
Interest expense, net	10,380	10,297
Operating income	2,350	738
Project development costs	55	141
Depreciation and amortization	10,560	10,607
Loss on disposal of assets	—	6
Impairment of assets held for sale at Stockman’s	—	212
Stock-based compensation, net	205	(217)
Adjusted EBITDA	$13,170	$11,487

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA.

Three Months Ended March 31, 2026
(In thousands)
					Adjusted
				Stock-	Segment
	Operating	Depreciation	Project	Based	EBITDA and
	Income	and	Development	Compensation,	Adjusted
	(Loss)	Amortization	Costs	net	EBITDA
Reporting segments
Midwest & South	$8,887	$5,940	$—	$—	$14,827
West	(6,375)	4,607	—	—	(1,768)
Contracted Sports Wagering	1,436	—	—	—	1,436
	3,948	10,547	—	—	14,495
Other operations
Corporate	(1,598)	13	55	205	(1,325)
	$2,350	$10,560	$55	$205	$13,170

Three Months Ended March 31, 2025
(In thousands)
							Adjusted
				Impairment		Stock-	Segment
	Operating	Depreciation	Loss on	of assets held	Project	Based	EBITDA and
	Income	and	Disposal	for sale at	Development	Compensation,	Adjusted
	(Loss)	Amortization	of Assets	Stockman’s	Costs	net	EBITDA
Reporting segments
Midwest & South	$6,892	$6,209	$6	$—	$—	$—	$13,107
West	(7,056)	4,377	—	212	—	—	(2,467)
Contracted Sports Wagering	2,180	—	—	—	—	—	2,180
	2,016	10,586	6	212	—	—	12,820
Other operations
Corporate	(1,278)	21	—	—	141	(217)	(1,333)
	$738	$10,607	$6	$212	$141	$(217)	$11,487

Liquidity and Capital Resources

Cash Flows

At March 31, 2026, we had $31.4 million of cash and equivalents. Over the past several years, we invested in two new casinos (one of which has a hotel) that are now open to the public: the temporary facility at American Place, which opened in February 2023, and Chamonix, which opened in phases between December 2023 and October 2024. Such construction activity is now complete and both operations are in their ramp-up periods.

We estimate that between $10 million and $15 million of cash is used in our day-to-day operations. We believe that current cash balances, together with the available borrowing capacity under our revolving credit facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations.

Cash flows – operating activities. On a consolidated basis, cash used in operations during the three months ended March 31, 2026 was $3.8 million, compared to cash used in operations of $7.1 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. The change in operating cash flows for the three months ended March 31, 2026, as compared to the prior-year period, was primarily related to the timing of our spending and its impact on working capital, as well as an increase in operating income.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the respective three months ended March 31, 2026 and 2025 was $2.7 million and $2.9 million. During 2026, such costs were primarily related to refurbishments at Bronco Billy’s and designing the permanent American Place casino. During the prior-year period, such costs were primarily related to the construction of Chamonix.

Cash flows – financing activities. On a consolidated basis, cash used in financing activities during the three months ended March 31, 2026 was $2.8 million, compared to cash provided by financing activities of $0.5 million in the prior-year period. During 2025, we increased net borrowings from the Credit Facility by $3.0 million.

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

Debt

Long-term Debt. At March 31, 2026, we had $450.0 million of principal indebtedness outstanding under the Notes and $30.0 million outstanding under the Credit Facility. We also owe $0.9 million related to our finance lease of a hotel at Rising Star. With the exception of the Credit Facility, all of our debt is at fixed interest rates. See Note 5 for details on our debt obligations.

Other

Long-term Obligation. As required for our gaming licensure at American Place, we have accrued for an interest-free “Reconciliation Payment” that will be due to the IGB over a long-term basis (see Note 8). We currently estimate that a total of $56.8 million will be due to the IGB over the course of six years. Of the total amount, a discounted value of $48.4 million has been added to the valuation of our Illinois gaming license, while the remaining $8.4 million is expected to be expensed as imputed interest through the maturity of this obligation.

Capital Investments. In addition to normal maintenance capital expenditures, we expect to make significant capital investments once we commence construction of the permanent American Place facility. While we may begin some of the foundation work on the project so as to expedite the opening date, most of the construction of the permanent American Place facility is not expected to begin until funding for such construction is secured.

American Place. We were selected by the IGB to develop and operate American Place in Waukegan, Illinois. While the larger permanent facility is under development, we are operating the temporary American Place facility, which opened in February 2023. We expect to internally generate a portion of the needed funds to complete American Place, but we will likely need additional financing. While there is no certainty that we will be able to do so, we intend to arrange such additional funding concurrent with the refinancing of our existing debt. Our existing bonds are currently callable at par and otherwise scheduled to mature in February 2028. The construction budget for the permanent American Place facility, excluding capitalized interest, is approximately $302 million.

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

Critical Accounting Estimates and Policies

We describe our critical accounting estimates and policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2025. We also discuss our critical accounting estimates and policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2025. There has been no significant change in our estimation methods since the end of 2025.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; our expectations regarding the Illinois legislature passing a bill to extend the timeframe of our operation of the temporary American Place facility; our expected construction budgets, estimated commencement and completion dates, expected amenities, and our expected operational performance for the American Place permanent facility; our expectations regarding our ability to generate operating cash flow and to obtain debt financing on reasonable terms and conditions for the construction of the permanent American Place facility; our expectations regarding our ability to refinance our outstanding debt; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects, and the resulting impact on our financial results; our expectations regarding the effect of management changes and operational improvements at our properties, including Chamonix; beliefs in connection with our marketing efforts, including our revamped marketing strategy at Chamonix and our ability to access the Colorado Springs and southern Denver markets; our expectations regarding the renovation-related disruptions at the Hyatt Lake Tahoe complex that houses our Grand Lodge Casino; our sports wagering contracts with third-party providers, including the expected revenues and expenses and our expectations regarding the operation and usage of our available idle sports wagering contracts, our ability to replace any terminated sports wagering contracts or our ability to operate sports wagering contracts ourselves; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; anticipated sources of funds; anticipated or potential legislative actions; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal and litigation matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those risks discussed in Part I, Item 1A—Risk Factors and throughout Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of our Annual Report on Form 10-K for the year ended December 31, 2025, and in Part II, Item 1A—Risk Factors and elsewhere of this Form 10-Q. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the SEC, and our Annual Report on Form 10-K for the year ended December 31, 2025, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — At March 31, 2026, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2026, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 5. Other Information

During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Item 1A. Risk Factors

In addition to the risk factors previously disclosed under Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, the following risk factor updates were identified:

There is no assurance that any growth projects will not be subject to additional regulatory restrictions, delays, or challenges.

We are still developing our plans related to the permanent facility for American Place. Such plans will be subject to regulatory approval. While Illinois regulations allow us to operate the temporary American Place facility until August 2027, the design and construction of the permanent American Place facility may require several years and may not be completed within this timeframe. We intend to avoid having an extended period of time between the closing of the temporary and the opening of the permanent American Place facilities, as it could be detrimental to our business, but there is no certainty that this can be achieved. A bill was recently introduced in the Illinois legislature to extend the date that our temporary American Place casino is permitted to operate by 18 months beyond August 2027. While there can be no assurance of the bill’s passage, the bill, if passed, will ensure that there will be no gap in tax revenue or employment prior to the opening of our permanent casino facility. Completion of the permanent American Place facility could also be delayed by weather, labor shortages, supply chain issues or other construction delays. There is no assurance that construction projects such as the permanent American Place facility will not be subject to additional restrictions, delays, or challenges which would negatively impact us.

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

FULL HOUSE RESORTS, INC.

Date: May 7, 2026	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: May 7, 2026	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)