Form 10-Q
period 2026-06-30
FULL HOUSE RESORTS INC
filed 2026-08-06
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

At August 3, 2026, there were 36,644,480 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Casino	$60,290	$56,983	$115,997	$112,283
Food and beverage	10,056	9,580	19,657	19,641
Hotel	4,154	3,720	7,940	7,562
Other operations, including contracted sports wagering	3,564	3,663	8,891	9,518
	78,064	73,946	152,485	149,004
Operating costs and expenses
Casino	24,354	22,877	48,367	45,762
Food and beverage	10,155	9,508	19,691	19,827
Hotel	2,152	2,183	4,141	4,546
Other operations	1,036	964	1,848	1,810
Selling, general and administrative	27,662	27,874	52,768	54,815
Project development costs	4	33	59	174
Depreciation and amortization	10,431	10,588	20,991	21,195
Loss on disposal of assets	—	—	—	6
(Gain) loss on sale of Stockman’s, net of impairment	—	(7)	—	205
	75,794	74,020	147,865	148,340
Operating income (loss)	2,270	(74)	4,620	664
Other expenses
Interest expense, net	(10,843)	(10,354)	(21,223)	(20,651)
Other	—	(50)	—	(50)
	(10,843)	(10,404)	(21,223)	(20,701)
Loss before income taxes	(8,573)	(10,478)	(16,603)	(20,037)
Income tax provision (benefit)	121	(95)	241	111
Net loss	$(8,694)	$(10,383)	$(16,844)	$(20,148)

Basic loss per share	$(0.24)	$(0.29)	$(0.46)	$(0.56)
Diluted loss per share	$(0.24)	$(0.29)	$(0.46)	$(0.56)

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and equivalents	$33,408	$40,670
Accounts receivable, net	3,776	3,666
Inventories	2,200	1,976
Prepaid expenses and other	12,136	6,690
	51,520	53,002

Property and equipment, net	394,005	412,456
Operating lease right-of-use assets, net	53,202	53,142
Finance lease right-of-use assets, net	1,500	2,101
Goodwill	19,477	19,477
Other intangible assets, net of accumulated amortization of $652 and $582	109,606	108,915
Deposits and other	794	716
	$630,104	$649,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,024	$8,074
Capital expenditures payable	389	2,574
Accrued payroll and related	7,236	7,016
Accrued interest	14,547	14,265
Other accrued liabilities	48,239	35,990
Current portion of operating lease obligations	3,780	3,819
Current portion of finance lease obligations	1,875	1,802
	83,090	73,540

Operating lease obligations, net of current portion	50,691	50,492
Finance lease obligations, net of current portion	578	1,538
Other long-term liabilities, net of current portion	32,922	41,376
Long-term debt, net	469,671	473,646
Deferred income taxes, net	2,717	2,476
Contract liabilities, net of current portion	3,766	4,203
	643,435	647,271
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 36,634,410 and 36,130,876 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	118,994	118,019
Accumulated deficit	(132,329)	(115,485)
	(13,331)	2,538
	$630,104	$649,809

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Dollars	Capital	Deficit	Equity
Balance, January 1, 2026	36,131	$4	$118,019	$(115,485)	$2,538
Issuance of stock on options exercised and restricted stocks vested	99	—	95	—	95
Stock-based compensation	—	—	526	—	526
Cancellation of performance-based shares	—	—	(321)	—	(321)
Tax withholding on vesting and exercise of equity awards	—	—	(38)	—	(38)
Net loss	—	—	—	(8,150)	(8,150)
Balance, March 31, 2026	36,230	4	118,281	(123,635)	(5,350)
Issuance of stock on options exercised and restricted stocks vested	404	—	157	—	157
Stock-based compensation	—	—	602	—	602
Tax withholding on vesting and exercise of equity awards	—	—	(46)	—	(46)
Net loss	—	—	—	(8,694)	(8,694)
Balance, June 30, 2026	36,634	$4	$118,994	$(132,329)	$(13,331)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Dollars	Capital	Deficit	Equity
Balance, January 1, 2025	35,649	$4	$115,781	$(75,288)	$40,497
Options exercised	327	—	485	—	485
Stock-based compensation	—	—	575	—	575
Cancellation of performance-based shares	—	—	(792)	—	(792)
Net loss	—	—	—	(9,765)	(9,765)
Balance, March 31, 2025	35,976	4	116,049	(85,053)	31,000
Restricted stocks vested	135	—	—	—	—
Stock-based compensation	—	—	594	—	594
Net loss	—	—	—	(10,383)	(10,383)
Balance, June 30, 2025	36,111	$4	$116,643	$(95,436)	$21,211

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(16,844)	$(20,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,991	21,195
Amortization of debt issuance costs, discounts and premiums	1,495	1,475
Non-cash change in right-of-use (“ROU”) operating lease assets	1,101	1,314
Non-cash amortization of prepaid insurance	3,744	3,951
Stock-based compensation, net	807	377
Loss on disposal of assets	—	6
Loss on sale of Stockman’s, net	—	205
Provision for credit losses	17	33
Deferred income taxes	241	111
Other	—	50
Increases and decreases in operating assets and liabilities:
Accounts receivable	(127)	513
Prepaid expenses, inventories and other	(9,414)	(9,231)
Operating lease liabilities	(1,001)	(906)
Contract liabilities	(2,916)	(3,837)
Accounts payable and other liabilities	528	(970)
Net cash used in operating activities	(1,378)	(5,862)
Cash flows from investing activities:
Capital expenditures, net of changes in payables	(4,055)	(6,214)
Proceeds from sale of Stockman’s	—	2,412
Net cash used in investing activities	(4,055)	(3,802)
Cash flows from financing activities:
Payment of debt issuance costs and extension fees	(139)	(139)
Borrowings under revolving credit facility	5,000	6,500
Repayment of revolving credit facility borrowings	(10,000)	(8,500)
Proceeds from insurance financing	7,923	8,218
Repayments of insurance financing	(3,744)	(3,951)
Repayment of finance lease obligations	(887)	(903)
Proceeds from exercise of stock options	252	485
Tax withholding on vesting and exercise of equity awards	(84)	—
Repayment of note payable for asset acquisition	(150)	(136)
Net cash (used in) provided by financing activities	(1,829)	1,574

Net decrease in cash and cash equivalents	(7,262)	(8,090)
Cash and cash equivalents, beginning of period	40,670	40,221
Cash and cash equivalents, end of period	$33,408	$32,131

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – (Continued)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$19,583	$19,377
Income tax refund received	408	—
Payables and accruals incurred for capital expenditures	94	1,206
Accrued liability related to asset acquisition	760	7,354
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	1,161	—
Right-of-use asset and liability remeasurements:
Operating leases	—	(112)

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

In February 2023, we opened our temporary American Place facility. We have begun sitework for the permanent gaming facility that we plan to build on adjoining land. In June 2026, the Illinois Gaming Board (“IGB”) approved the extension for our temporary American Place casino to operate through February 17, 2029.

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Significant Accounting Policies. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s 2025 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) as they contain descriptions of its significant accounting policies. Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to be consistent with the current year presentation, which changes had no effect on the previously reported results of operations or financial position.

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

Revenue Recognition: Non-Gaming Revenues. “Other operations, including contracted sports wagering” within revenues on the Statements of Operations includes proceeds from the sale of gaming tax credits in the State of Indiana in the amount of $2.1 million for each of the six months ended June 30, 2026 and 2025.

Stock-based Compensation. Estimated compensation costs for performance-based stock reflect meeting certain growth-rate targets and may be subject to partial or full reversals in the current or following year if not completely met at year-end.  In the first quarter of 2026, the Company’s compensation committee determined that certain performance criteria for 2025 were only partially satisfied. As a result, stock-based compensation costs of $0.3 million that were previously recognized in 2025 were reversed, compared to a larger reversal of $0.8 million in the prior-year period. Stock-based compensation was $0.6 million for each of the three months ended June 30, 2026 and 2025. For the six months ended June 30, 2026, stock-based compensation was $0.8 million, compared to $0.4 million in the prior-year period, primarily due to the larger reversal in early 2025, as described above.

Short-Term Insurance Financing. As part of our annual insurance renewals, our insurance broker typically offers several options for the payment of our various insurance premiums. These options include one payment to each of several insurance carriers, which fully prepays the following 12 months of service; monthly or quarterly installments paid directly to each of our various insurance carriers; and the use of a financial intermediary, which makes one payment directly to the various insurance carriers and is then repaid by us via periodic payments. Due primarily to the ease of making payments to a single entity versus multiple payments to several insurance carriers, we chose the latter method for our insurance renewals in 2025 and 2026.

In May 2026, the Company entered into an agreement to finance a portion of the premium for certain insurance policies for the annual period through May 2027 on an unsecured basis. The agreement provides for financing of approximately $7.9 million of the premium, which financing will be repaid in 11 equal monthly installments of approximately $736,000 each through April 2027 and accrued interest at 4.39%.

In May 2025, the Company entered into an agreement to finance a portion of the premium for certain insurance policies for the annual period through May 2026 on an unsecured basis. The agreement provided for financing of approximately $8.2 million of the premium, which financing was repaid in 11 equal monthly installments of approximately $768,000 each through April 2026 and accrued interest at 5.50%.

At June 30, 2026 and December 31, 2025, the outstanding payment obligations under these arrangements, included within “Other accrued liabilities” on the condensed consolidated balance sheets, were $7.4 million and $3.0 million, respectively. There were no outstanding payment obligations under these programs included in short-term debt or current maturities of long-term debt on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

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

Accounts receivable consists of the following:

(In thousands)	June 30,	December 31,
	2026	2025
Casino	$623	$313
Hotel	97	167
Other Operations(1)	2,393	2,622
Contracted Sports Wagering	59	168
Other	724	499
	3,896	3,769
Less: Provision for credit losses	(120)	(103)
	$3,776	$3,666

__________

(1)	Primarily consists of ATM receivables.

The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the respective periods:

(In thousands)
	2026	2025
Balance at January 1	$103	$138
Current period provision for credit losses	17	33
Write-offs	—	(9)
Balance at June 30	$120	$162

Management regularly evaluates the adequacy of the Company’s recorded reserves. At June 30, 2026, we believe that no significant concentrations of credit risk existed for which a reserve had not already been recorded.

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

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-guestroom hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel, and approximately 3.01 acres of land on which it resides, at a price based upon the hotel’s original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. At June 30, 2026, such potential purchase price was $0.8 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

The components of lease expense are as follows:

(In thousands)		Three Months Ended		Six Months Ended
	Classification within	June 30,		June 30,
Lease Costs	Statement of Operations	2026	2025	2026	2025
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$1,972	$2,042	$3,925	$4,084
Short-term payments(1)	Selling, General and Administrative Expenses	—	103	—	357
Variable payments	Selling, General and Administrative Expenses	361	296	718	606
Finance leases:
Amortization of leased assets	Depreciation and Amortization	340	375	679	750
Interest on lease liabilities	Interest Expense, Net	52	33	111	75
Total lease costs		$2,725	$2,849	$5,433	$5,872

__________

(1)	Includes payments for the leaseback of Stockman’s real estate totaling $0.2 million during the first quarter ended 2025.

Leases recorded on the balance sheet consist of the following:

(In thousands)
		June 30,	December 31,
Leases	Balance Sheet Classification	2026	2025
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$53,202	$53,142
Finance lease assets	Property and Equipment, Net(1)	4,009	4,088
Finance lease assets	Finance Lease Right-of-Use Assets, Net(2)	1,500	2,101
Total lease assets		$58,711	$59,331

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$3,780	$3,819
Finance	Current Portion of Finance Lease Obligations	1,875	1,802
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	50,691	50,492
Finance	Finance Lease Obligations, Net of Current Portion	578	1,538
Total lease liabilities		$56,924	$57,651

__________

(1)	Finance lease assets are recorded net of accumulated amortization of $3.1 million and $3.0 million at June 30, 2026 and December 31, 2025, respectively.
(2)	These finance lease assets are recorded separately from Property and Equipment due to meeting qualifying classification criteria under ASC 842, but ownership of such assets is not expected to transfer to the Company upon term expiration. Additionally, amortization of these assets are expensed over the duration of the lease term or their estimated useful lives, whichever is earlier.

Maturities of lease liabilities at June 30, 2026 are summarized as follows:

(In thousands)
	Operating	Finance
Years Ending December 31,	Leases	Leases
2026 (excluding the six months ended June 30, 2026)	$3,685	$999
2027	7,543	1,585
2028	7,190	—
2029	7,208	—
2030	7,042	—
Thereafter	311,370	—
Total future minimum lease payments	344,038	2,584
Less: Amount representing interest	(289,567)	(131)
Present value of lease liabilities	54,471	2,453
Less: Current lease obligations	(3,780)	(1,875)
Long-term lease obligations	$50,691	$578

Other information related to lease term and discount rate is as follows:

	June 30,		December 31,
Lease Term and Discount Rate	2026		2025
Weighted-average remaining lease term
Operating leases	56.1	years	56.7	years
Finance leases	1.3	years	1.8	years
Weighted-average discount rate
Operating leases	10.89%		10.88%
Finance leases	7.59%		7.58%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Six Months Ended
	June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash flows for operating leases	$3,824	$3,770
Operating cash flows for finance leases	$111	$75
Financing cash flows for finance leases	$887	$903

5. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)	June 30,	December 31,
	2026	2025
Revolving Credit Facility due 2027	$25,000	$30,000
8.25% Senior Secured Notes due 2028	450,000	450,000
Less: Unamortized debt issuance costs and discounts/premiums, net	(5,329)	(6,354)
	$469,671	$473,646

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

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing 12-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. At June 30, 2026, the Company complied with this financial covenant and $25.0 million of borrowings were outstanding under the Credit Facility.

Fair Value of Long-Term Debt. The estimated fair value of the Notes was approximately $439.9 million at June 30, 2026 and $396.4 million at December 31, 2025, which values were estimated using quoted market prices (Level 1 inputs). The fair value of the Credit Facility approximates its carrying amount, as it is revolving, variable rate debt, and is classified as a Level 2 measurement.

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

The following table summarizes the primary activities related to short-term and long-term customer contract related liabilities:

	Outstanding		Players		Contracted		Progressive
(In thousands)	Chip Liability		Club Points		Sports Wagering(1)		Jackpots and Other
	2026	2025	2026	2025	2026	2025	2026	2025
Balance at January 1	$682	$683	$999	$930	$9,995	$10,404	$5,686	$5,767
Balance at June 30	630	622	1,039	999	7,078	6,567	6,291	5,901
Increase (Decrease)	$(52)	$(61)	$40	$69	$(2,917)	$(3,837)	$605	$134

__________

(1)	There were two active skins at June 30, 2026, compared to three active skins at June 30, 2025.

7. INCOME TAXES

The Company’s effective income tax rates for the three and six months ended June 30, 2026 were (1.4%) and (1.5%), respectively, compared to effective income tax rates of 0.9% and (0.6%) for the corresponding prior-year periods. The change in the effective income tax rate was primarily due to the Company’s projections for pre-tax book income in 2026 and changes in valuation allowances. The Company’s income tax provision or benefit for interim periods has been determined using an estimate of its annual effective tax rate, adjusted for discrete items.

The Company continues to assess the realizability of deferred tax assets (“DTAs”) and concluded that it has not met the “more likely than not” threshold. At June 30, 2026, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with Accounting Standards Codification 740 (“ASC 740”), this assessment has taken into consideration the jurisdictions in which these DTAs reside. The valuation allowance against DTAs has no effect on the actual taxes paid or owed by the Company.

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

Contingent Gaming License Fees in Illinois

As required for its gaming licensure at American Place, the Company has accrued for a “Reconciliation Payment” that will be due to the State of Illinois over a long-term basis. The Reconciliation Payment is an amount equal to 75% of the adjusted gross receipts for the highest grossing 12-month period in the casino’s first three years of operations, offset by certain licensing fees already paid by the Company. To calculate its present value, such amount is discounted using the effective interest rate of the Revolving Credit Facility (see Note 5) and is remeasured each reporting period. This one-time fee will be paid in installments that are expected to begin in 2026 and extend over a period of six years.

The estimated present value of the long-term obligation for the Company’s gaming license in Illinois consists of the following, and results in a corresponding increase to the Illinois gaming license valuation:

(In thousands)	June 30,	December 31,
	2026	2025
Estimated IGB Reconciliation Fee	$56,832	$56,300
Less: Amount representing imputed interest(1)	(8,287)	(8,515)
Present value of IGB Reconciliation Fee(2)	$48,545	$47,785

__________

(1)	Interest is imputed on this long-term obligation and its corresponding increase to the Illinois gaming license valuation, which approximates their fair values.
(2)	The current and noncurrent balances are located respectively within “Other accrued liabilities” and “Other long-term liabilities, net of current portion” on the condensed consolidated balance sheets.

9. EARNINGS (LOSS) PER SHARE

The table below reconciles basic and diluted loss per share of common stock:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss ─ basic	$(8,694)	$(10,383)	$(16,844)	$(20,148)
Net loss ─ diluted	$(8,694)	$(10,383)	$(16,844)	$(20,148)

Denominator:
Weighted-average common shares ─ basic	36,451	36,055	36,303	35,944
Potential dilution from share-based awards	—	—	—	—
Weighted-average common and common share equivalents ─ diluted	36,451	36,055	36,303	35,944
Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	3,612	3,394	3,434	3,249

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

The following tables present the Company’s segment information:

(In thousands)	Three Months Ended June 30, 2026
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$49,272	$11,018	$—	$60,290
Food and beverage	8,416	1,640	—	10,056
Hotel	1,788	2,366	—	4,154
Other operations, including contracted sports wagering	1,543	515	1,506	3,564
Total consolidated revenues	61,019	15,539	1,506	78,064

Less:
Payroll and related costs	16,311	5,703	—	22,014
Cost of sales	4,587	853	—	5,440
Gaming taxes and other(1)	11,335	1,797	13	13,145
Other segment items(2)	15,431	7,279	41	22,751
Total segment expenses	47,664	15,632	54	63,350

Adjusted Segment EBITDA	13,355	(93)	1,452	14,714
Other operating costs and expenses:
Depreciation and amortization				(10,431)
Corporate expenses				(1,407)
Project development costs				(4)
Stock-based compensation				(602)
Operating income				2,270
Other expense:
Interest expense, net				(10,843)
Loss before income taxes				(8,573)
Income tax provision				121
Net loss				$(8,694)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Certain overhead expenses.

(In thousands)	Three Months Ended June 30, 2025
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$46,155	$10,828	$—	$56,983
Food and beverage	8,143	1,437	—	9,580
Hotel	1,847	1,873	—	3,720
Other operations, including contracted sports wagering	1,657	347	1,659	3,663
Total consolidated revenues	57,802	14,485	1,659	73,946

Less:
Payroll and related costs	15,434	6,122	—	21,556
Cost of sales	4,135	674	—	4,809
Gaming taxes and other(1)	10,535	1,502	13	12,050
Other segment items(2)	14,941	7,325	35	22,301
Total segment expenses	45,045	15,623	48	60,716

Adjusted Segment EBITDA	12,757	(1,138)	1,611	13,230
Other operating costs and expenses:
Depreciation and amortization				(10,588)
Corporate expenses				(2,096)
Project development costs				(33)
Gain on sale of Stockman’s				7
Stock-based compensation				(594)
Operating loss				(74)
Other expenses:
Interest expense, net				(10,354)
Other				(50)
				(10,404)
Loss before income taxes				(10,478)
Income tax benefit				(95)
Net loss				$(10,383)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Credit loss expense net of recoveries, as well as certain overhead expenses.

(In thousands)	Six Months Ended June 30, 2026
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$95,575	$20,422	$—	$115,997
Food and beverage	16,480	3,177	—	19,657
Hotel	3,399	4,541	—	7,940
Other operations, including contracted sports wagering	4,916	978	2,997	8,891
Total consolidated revenues	120,370	29,118	2,997	152,485

Less:
Payroll and related costs	30,734	11,063	—	41,797
Cost of sales	8,864	1,622	—	10,486
Gaming taxes and other(1)	21,796	3,932	28	25,756
Other segment items(2)	30,796	14,361	81	45,238
Total segment expenses	92,190	30,978	109	123,277

Adjusted Segment EBITDA	28,180	(1,860)	2,888	29,208
Other operating costs and expenses:
Depreciation and amortization				(20,991)
Corporate expenses				(2,731)
Project development costs				(59)
Stock-based compensation, net				(807)
Operating income				4,620
Other expense:
Interest expense, net				(21,223)
Loss before income taxes				(16,603)
Income tax provision				241
Net loss				$(16,844)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Certain overhead expenses.

(In thousands)	Six Months Ended June 30, 2025
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$90,199	$22,084	$—	$112,283
Food and beverage	16,314	3,327	—	19,641
Hotel	3,548	4,014	—	7,562
Other operations, including contracted sports wagering	4,915	664	3,939	9,518
Total consolidated revenues	114,976	30,089	3,939	149,004

Less:
Payroll and related costs	30,714	13,119	—	43,833
Cost of sales	8,108	1,630	—	9,738
Gaming taxes and other(1)	20,517	3,267	25	23,809
Other segment items(2)	29,772	15,679	123	45,574
Total segment expenses	89,111	33,695	148	122,954

Adjusted Segment EBITDA	25,865	(3,606)	3,791	26,050
Other operating costs and expenses:
Depreciation and amortization				(21,195)
Corporate expenses				(3,429)
Project development costs				(174)
Loss on disposal of assets				(6)
Loss on sale of Stockman’s, net				(205)
Stock-based compensation, net				(377)
Operating income				664
Other expenses:
Interest expense, net				(20,651)
Other				(50)
				(20,701)
Loss before income taxes				(20,037)
Income tax provision				111
Net loss				$(20,148)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Credit loss expense net of recoveries, as well as certain overhead expenses.

(In thousands)	June 30,	December 31,
	2026	2025
Total Assets
Midwest & South	$276,659	$285,831
West	332,011	339,720
Contracted Sports Wagering	59	168
Corporate and Other	21,375	24,090
	$630,104	$649,809

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2025, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2026 (the “Annual Report”). The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House,” the “Company,” “we,” “our” or “us,” except where stated or the context otherwise indicates.

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

In February 2023, we opened our temporary American Place facility. We have begun sitework for the permanent gaming facility that we plan to build on adjoining land. In June 2026, the Illinois Gaming Board (“IGB”) approved the extension for our temporary American Place casino to operate through February 17, 2029.

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

Recent Developments

Approval to Operate Our Temporary American Place Facility Through February 2029. In June 2026, the Illinois Gaming Board approved an extension allowing us to operate our temporary American Place casino through February 17, 2029. As we expect to open our permanent American Place facility in the second half of 2028, this extension ensures that there will be no gap in tax revenue or employment prior to the opening of our permanent casino facility.

Additional Progress Toward Construction of the Permanent American Place Facility. In September 2025, the Waukegan City Council unanimously approved our revised site plans. In April 2026, the City of Waukegan approved our earthmoving and foundation drawings, allowing us to begin sitework. As noted above, in June 2026, the IGB approved an extension allowing us to operate our temporary American Place casino through February 17, 2029. Additionally, in July 2026, the Waukegan City Council approved several changes to our development agreement, including aligning the development agreement with our latest design plans and opening expectations. The permanent American Place facility is designed to be substantially larger and more amenity-rich than our existing temporary casino, including roughly double the overall square footage, a significant increase in gaming positions, enhanced food, beverage, and entertainment offerings, and a more upscale architectural design.

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

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 30,		Increase /	June 30,		Increase /
	2026	2025	(Decrease)	2026	2025	(Decrease)
Revenues	$78,064	$73,946	5.6%	$152,485	$149,004	2.3%
Operating expenses	75,794	74,020	2.4%	147,865	148,340	(0.3)%
Operating income (loss)	2,270	(74)	N.M.	4,620	664	595.8%
Interest expense, net	10,843	10,354	4.7%	21,223	20,651	2.8%
Other	—	50	N.M.	—	50	N.M.
Income tax provision (benefit)	121	(95)	N.M.	241	111	117.1%
Net loss	$(8,694)	$(10,383)	16.3%	$(16,844)	$(20,148)	16.4%

__________
N.M. Not meaningful.

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 30,		Increase	June 30,		Increase /
	2026	2025	(Decrease)	2026	2025	(Decrease)
Casino revenues
Slots	$49,627	$48,264	2.8%	$95,806	$93,219	2.8%
Table games	10,338	8,639	19.7%	19,495	18,895	3.2%
Other	325	80	306.3%	696	169	311.8%
	60,290	56,983	5.8%	115,997	112,283	3.3%

Non-casino revenues, net
Food and beverage	10,056	9,580	5.0%	19,657	19,641	0.1%
Hotel	4,154	3,720	11.7%	7,940	7,562	5.0%
Other	3,564	3,663	(2.7)%	8,891	9,518	(6.6)%
	17,774	16,963	4.8%	36,488	36,721	(0.6)%
Total revenues	$78,064	$73,946	5.6%	$152,485	$149,004	2.3%

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	June 30,		Increase /		June 30,		Increase /
	2026	2025	(Decrease)		2026	2025	(Decrease)
Slot coin-in	$829,706	$787,467	5.4%		$1,603,428	$1,543,755	3.9%
Slot win(1)	$61,107	$60,776	0.5%		$121,158	$117,527	3.1%
Slot hold percentage(2)	7.4%	7.7%	(0.3)	pts	7.6%	7.6%	—	pts
Table game drop	$58,308	$53,815	8.3%		$111,448	$108,340	2.9%
Table game win(1)	$10,743	$8,715	23.3%		$20,433	$19,056	7.2%
Table game hold percentage(2)	18.4%	16.2%	2.2	pts	18.3%	17.6%	0.7	pts

__________

(1)	Does not reflect reductions in casino revenues from discretionary complimentary goods and services that are provided by the Company.
(2)	The three-year averages for slot hold percentage and table game hold percentage were 7.5% and 18.2%, respectively. A significant portion of our results in the recent quarters reflect the opening of two new casinos. Their win percentages may differ from historical averages.

The following discussion is based on our condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025.

Revenues. Consolidated total revenues increased by 5.6% (or $4.1 million) and 2.3% (or $3.5 million) for the three and six months ended June 30, 2026, compared to the prior-year periods. These increases reflect growth at our two newest properties, American Place and Chamonix, which were offset by the sale of Stockman’s Casino in April 2025 and the termination of an agreement with one of our contracted sports wagering providers in 2025. Excluding Stockman’s, revenues would have increased by 3.3% (or $4.8 million) for the six months ended June 30, 2026.

Operating Expenses. Consolidated operating expenses increased by 2.4% (or $1.8 million) for the three months ended June 30, 2026, compared to the prior-year period. This was primarily due to the growth mentioned above at American Place and Chamonix, which resulted in increased casino expenses of $1.5 million and $0.5 million, respectively.

For the six months ended June 30, 2026, consolidated operating expenses declined by 0.3% (or $0.5 million) as compared to the prior-year period, which included operating costs to run Stockman’s. Excluding Stockman’s, consolidating operating expenses would have increased by 1.0% (or $1.5 million). This was primarily due to the growth mentioned above at American Place during 2026, which resulted in increased casino expenses of $2.6 million.

See further information within our reportable segments described below.

Interest Expense.

Interest expense, net, consists of the following:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2026	2025	2026	2025
Interest expense (excluding bond fee amortization and discounts/premiums)	$10,262	$10,002	$20,053	$19,949
Amortization of debt issuance costs and discounts/premiums	760	736	1,495	1,475
Capitalized interest	(143)	(337)	(230)	(640)
Interest income and other	(36)	(47)	(95)	(133)
	$10,843	$10,354	$21,223	$20,651

The increases in net interest expense for the three and six months ended June 30, 2026 were primarily due to higher average balances on the revolving credit facility than in the prior-year periods with less capitalized interest to offset interest expense, as Chamonix’s parking lot resurfacing projects were completed in mid-2025.

Income Tax Expense.

We recognized income tax provisions of $0.1 million and $0.2 million for the respective three and six months ended June 30, 2026, which resulted in effective income tax rates of (1.4%) and (1.5%), respectively. For the respective three and six months ended June 30, 2025, we recognized an income tax benefit of $0.1 million and an income tax provision of $0.1 million, which resulted in effective income tax rates of 0.9% and (0.6%), respectively. The changes in the effective income tax rates were primarily due to our projections for pre‑tax book income in each of those years and changes in our valuation allowances.

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

(In thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,		Increase /		June 30,		Increase /
	2026	2025	(Decrease)		2026	2025	(Decrease)
Revenues
Midwest & South	$61,019	$57,802	5.6%		$120,370	$114,976	4.7%
West	15,539	14,485	7.3%		29,118	30,089	(3.2)%
Contracted Sports Wagering	1,506	1,659	(9.2)%		2,997	3,939	(23.9)%
	$78,064	$73,946	5.6%		$152,485	$149,004	2.3%
Adjusted Segment EBITDA and Adjusted EBITDA
Midwest & South	$13,355	$12,757	4.7%		$28,180	$25,865	9.0%
West	(93)	(1,138)	91.8%		(1,860)	(3,606)	48.4%
Contracted Sports Wagering	1,452	1,611	(9.9)%		2,888	3,791	(23.8)%
Adjusted Segment EBITDA	14,714	13,230	11.2%		29,208	26,050	12.1%
Corporate	(1,407)	(2,096)	32.9%		(2,731)	(3,429)	20.4%
Adjusted EBITDA	$13,307	$11,134	19.5%		$26,477	$22,621	17.0%

Adjusted Segment EBITDA Margin
Midwest & South	21.9%	22.1%	(0.2)	pts	23.4%	22.5%	0.9	pts
West	(0.6)%	(7.9)%	7.3	pts	(6.4)%	(12.0)%	5.6	pts
Contracted Sports Wagering	96.4%	97.1%	(0.7)	pts	96.4%	96.2%	0.2	pts

Midwest & South

Our Midwest & South segment includes Silver Slipper, Rising Star and American Place. Total revenues for the three and six months ended June 30, 2026 increased by 5.6% (or $3.2 million) and 4.7% (or $5.4 million), respectively. Continued growth at American Place more than offset revenue declines at Silver Slipper and Rising Star.

Casino revenue increased by 6.8% (or $3.1 million) and 6.0% (or $5.4 million) for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2026, slot revenue increased by 3.5% (or $1.4 million) and 5.9% (or $4.4 million), respectively. For the corresponding periods, table games revenue increased by 20.7% (or $1.5 million) and 3.1% (or $0.5 million), respectively.

Non-casino revenue remained relatively flat at $11.7 million and $24.8 million for the respective three and six months ended June 30, 2026, primarily due to the discontinuation of unprofitable promotional programs at Silver Slipper. Food and beverage revenue improved by 3.3% (or $0.3 million) and 1.0% (or $0.2 million) for the respective three and six months ended June 30, 2026, with American Place offsetting declines within the segment. Hotel revenue declined by 3.2% (or $0.1 million) and 4.2% (or $0.1 million) for the corresponding periods during the year.

Adjusted Segment EBITDA improved by 4.7% (or $0.6 million) and 9.0% (or $2.3 million) for the respective three and six months ended June 30, 2026, benefiting from revenue growth at American Place as mentioned above, as well as Silver Slipper’s focus on operational efficiencies.

West

Our West segment includes Chamonix, Bronco Billy’s, Grand Lodge, and Stockman’s (until the completion of its sale in April 2025). The market in Cripple Creek, Colorado, is typically seasonal, favoring the summer months. Our Nevada operations have also historically been seasonal, with the summer months accounting for a disproportionate share of annual revenues.

Total revenues rose by 7.3% (or $1.1 million) for the three months ended June 30, 2026, but declined by 3.2% (or $1.0 million) for the six months ended June 30, 2026. These results reflect growth at our Colorado casinos, as Chamonix continues to ramp up its operations. Such growth was offset by the sale of Stockman’s in April 2025 and renovation-related disruptions at the Hyatt Lake Tahoe, which houses our Grand Lodge Casino.

Casino revenue improved by 1.8% (or $0.2 million) for the three months ended June 30, 2026, reflecting growth from Chamonix, but declined by 7.5% (or $1.7 million) for the six months ended June 30, 2026, primarily reflecting the sale of Stockman’s in April 2025. For the three and six months ended June 30, 2026, slot revenue remained flat at $9.5 million and declined by 9.3% (or $1.8 million), respectively. For the corresponding periods, table games revenue increased by 14.1% (or $0.2 million) and 3.9% (or $0.1 million), respectively.

Non-casino revenue rose by 23.6% (or $0.9 million) and 8.6% (or $0.7 million) for the respective three and six months ended June 30, 2026, as Chamonix continues to ramp its overall operations. For the corresponding periods, food and beverage revenue rose by 14.2% (or $0.2 million) and declined by 4.5% (or $0.1 million) due to the sale of Stockman’s. Hotel revenue rose by 26.3% (or $0.5 million) and 13.1% (or $0.5 million), due to increases at Chamonix.

For the three and six months ended June 30, 2026, Adjusted Segment EBITDA rose by 91.8% (or $1.0 million) and 48.4% (or $1.7 million). These improvements in Adjusted Segment EBITDA resulted from Chamonix/Bronco Billy’s increased revenue and operating expense efficiencies, which improved the Adjusted Segment EBITDA margin during both the three and six month periods in 2026. As the Company’s newest property, Chamonix is early in its expected ramp, with operations expected to continue improving in the coming quarters and years.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado, Indiana and Illinois.

Comparisons for both the three- and six-month periods were affected by one less active sports wagering skin in the 2026 periods. Accordingly, revenues for the three months ended June 30, 2026 declined by $0.2 million, from $1.7 million in the prior-year period to $1.5 million, and Adjusted Segment EBITDA declined by $0.2 million, from $1.6 million to $1.5 million. For the six months ended June 30, 2026, revenues declined by $0.9 million, from $3.9 million in the prior-year period to $3.0 million, and Adjusted Segment EBITDA declined by $0.9 million, from $3.8 million to $2.9 million.

Corporate

Corporate expenses declined by $0.7 million for each of the three and six months ended June 30, 2026, compared to the corresponding prior-year periods. Such improvements were primarily due to decreases in accrued bonus compensation and certain third-party professional services fees.

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

The following table presents a reconciliation of net loss and operating income (loss) to Adjusted EBITDA:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(8,694)	$(10,383)	$(16,844)	$(20,148)
Income tax provision (benefit)	121	(95)	241	111
Interest expense, net	10,843	10,354	21,223	20,651
Other	—	50	—	50
Operating income (loss)	2,270	(74)	4,620	664
Project development costs	4	33	59	174
Depreciation and amortization	10,431	10,588	20,991	21,195
Loss on disposal of assets	—	—	—	6
(Gain) loss on sale of Stockman’s, net of impairment	—	(7)	—	205
Stock-based compensation, net	602	594	807	377
Adjusted EBITDA	$13,307	$11,134	$26,477	$22,621

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA.

Three Months Ended June 30, 2026
(In thousands)
					Adjusted
					Segment
	Operating	Depreciation	Project	Stock-	EBITDA and
	Income	and	Development	Based	Adjusted
	(Loss)	Amortization	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$7,533	$5,822	$—	$—	$13,355
West	(4,689)	4,596	—	—	(93)
Contracted Sports Wagering	1,452	—	—	—	1,452
	4,296	10,418	—	—	14,714
Other operations
Corporate	(2,026)	13	4	602	(1,407)
	$2,270	$10,431	$4	$602	$13,307

Three Months Ended June 30, 2025
(In thousands)
						Adjusted
						Segment
	Operating	Depreciation	Gain on	Project	Stock-	EBITDA and
	Income	and	Sale of	Development	Based	Adjusted
	(Loss)	Amortization	Stockman’s	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$6,552	$6,205	$—	$—	$—	$12,757
West	(5,501)	4,370	(7)	—	—	(1,138)
Contracted Sports Wagering	1,611	—	—	—	—	1,611
	2,662	10,575	(7)	—	—	13,230
Other operations
Corporate	(2,736)	13	—	33	594	(2,096)
	$(74)	$10,588	$(7)	$33	$594	$11,134

Six Months Ended June 30, 2026
(In thousands)
					Adjusted
				Stock-	Segment
	Operating	Depreciation	Project	Based	EBITDA and
	Income	and	Development	Compensation,	Adjusted
	(Loss)	Amortization	Costs	net	EBITDA
Reporting segments
Midwest & South	$16,419	$11,761	$—	$—	$28,180
West	(11,063)	9,203	—	—	(1,860)
Contracted Sports Wagering	2,888	—	—	—	2,888
	8,244	20,964	—	—	29,208
Other operations
Corporate	(3,624)	27	59	807	(2,731)
	$4,620	$20,991	$59	$807	$26,477

Six Months Ended June 30, 2025
(In thousands)
							Adjusted
				Loss on		Stock-	Segment
	Operating	Depreciation	Loss on	Sale of	Project	Based	EBITDA and
	Income	and	Disposal	Stockman’s,	Development	Compensation,	Adjusted
	(Loss)	Amortization	of Assets	net	Costs	net	EBITDA
Reporting segments
Midwest & South	$13,446	$12,413	$6	$—	$—	$—	$25,865
West	(12,558)	8,747	—	205	—	—	(3,606)
Contracted Sports Wagering	3,791	—	—	—	—	—	3,791
	4,679	21,160	6	205	—	—	26,050
Other operations
Corporate	(4,015)	35	—	—	174	377	(3,429)
	$664	$21,195	$6	$205	$174	$377	$22,621

Liquidity and Capital Resources

Cash Flows

At June 30, 2026, we had $33.4 million of cash and equivalents. Over the past several years, we invested in two new casinos (one of which has a hotel) that are now open to the public: the temporary facility at American Place, which opened in February 2023, and Chamonix, which opened in phases between December 2023 and October 2024. Such construction activity is now complete and both operations are in their ramp-up periods.

We estimate that between $10 million and $15 million of cash is used in our day-to-day operations. We believe that current cash balances, together with the available borrowing capacity under our revolving credit facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations.

Cash flows – operating activities. On a consolidated basis, cash used in operations during the six months ended June 30, 2026 was $1.4 million, compared to cash used in operations of $5.9 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. The change in operating cash flows for the six months ended June 30, 2026, as compared to the prior-year period, was primarily related to an increase in operating income, as well as the timing of our spending and its impact on working capital.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the respective six months ended June 30, 2026 and 2025 was $4.1 million and $3.8 million. During 2026, such costs were primarily related to refurbishments at Bronco Billy’s and designing the permanent American Place casino. During the prior-year period, such costs were primarily related to the construction of Chamonix, which were partially offset by the sale of Stockman’s in April 2025.

Cash flows – financing activities. On a consolidated basis, cash used in financing activities during the six months ended June 30, 2026 was $1.8 million, compared to cash provided by financing activities of $1.6 million in the prior-year period. During 2026, we paid down net borrowings from the Credit Facility by $5.0 million, compared to $2.0 million in the prior-year period.

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

Debt

Long-term Debt. At June 30, 2026, we had $450.0 million of principal indebtedness outstanding under the Notes and $25.0 million outstanding under the Credit Facility. We also owe $0.8 million related to our finance lease of a hotel at Rising Star. With the exception of the Credit Facility, all of our debt is at fixed interest rates. See Note 5 for details on our debt obligations.

Other

Long-term Obligation. As required for our gaming licensure at American Place, we have accrued for an interest-free “Reconciliation Payment” that will be due to the IGB over a long-term basis (see Note 8). We currently estimate that a total of $56.8 million will be due to the IGB over the course of six years. Of the total amount, a discounted value of $48.5 million has been added to the valuation of our Illinois gaming license, while the remaining $8.3 million is expected to be expensed as imputed interest through the maturity of this obligation.

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

Critical Accounting Estimates and Policies

We describe our critical accounting estimates and policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report. We also discuss our critical accounting estimates and policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report. There has been no significant change in our estimation methods since the end of 2025.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those risks discussed in Part I, Item 1A—Risk Factors and throughout Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of our Annual Report, and in Part II, Item 1A—Risk Factors and elsewhere of this Form 10-Q. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the SEC, and our Annual Report, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — At June 30, 2026, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2026, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 5. Other Information

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

We are still developing our plans related to the permanent facility for American Place. Such plans will be subject to regulatory approval. While Illinois legislation passed in mid-2026 allows us to operate the temporary American Place facility until February 2029, the design and construction of the permanent American Place facility may require several years and may not be completed within this timeframe. We intend to avoid having an extended period of time between the closing of the temporary and the opening of the permanent American Place facilities, as it could be detrimental to our business, but there is no certainty that this can be achieved. Completion of the permanent American Place facility could also be delayed by weather, labor shortages, supply chain issues or other construction delays. There is no assurance that construction projects such as the permanent American Place facility will not be subject to additional restrictions, delays, or challenges which would negatively impact us.

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

FULL HOUSE RESORTS, INC.

Date: August 6, 2026	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: August 6, 2026	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)