Form 10-Q
period 2026-09-30
FULL HOUSE RESORTS INC
filed 2026-11-05
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

At November 2, 2026, there were 36,644,480 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Casino	$63,055	$59,823	$179,052	$172,106
Food and beverage	10,481	9,950	30,138	29,591
Hotel	4,554	4,465	12,494	12,027
Other operations, including contracted sports wagering	3,687	3,712	12,578	13,230
	81,777	77,950	234,262	226,954
Operating costs and expenses
Casino	25,653	22,661	74,020	68,423
Food and beverage	10,396	9,950	30,087	29,777
Hotel	2,364	2,203	6,505	6,749
Other operations	1,074	1,155	2,922	3,123
Selling, general and administrative	28,408	27,843	81,176	82,500
Project development costs	10	57	69	231
Depreciation and amortization	9,452	10,641	30,443	31,836
Loss on disposal of assets	—	—	—	6
Loss on sale of Stockman’s, net of impairment	—	4	—	209
	77,357	74,514	225,222	222,854
Operating income	4,420	3,436	9,040	4,100
Other expenses
Interest expense, net	(12,999)	(11,128)	(34,222)	(31,779)
Other	—	—	—	(50)
	(12,999)	(11,128)	(34,222)	(31,829)
Loss before income taxes	(8,579)	(7,692)	(25,182)	(27,729)
Income tax provision (benefit)	70	(14)	311	97
Net loss	$(8,649)	$(7,678)	$(25,493)	$(27,826)

Basic loss per share	$(0.24)	$(0.21)	$(0.70)	$(0.77)
Diluted loss per share	$(0.24)	$(0.21)	$(0.70)	$(0.77)

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and equivalents	$30,700	$40,670
Accounts receivable, net	3,343	3,666
Inventories	2,188	1,976
Prepaid expenses and other	9,557	6,690
	45,788	53,002

Property and equipment, net	385,889	412,456
Operating lease right-of-use assets, net	52,755	53,142
Finance lease right-of-use assets, net	1,200	2,101
Goodwill	19,477	19,477
Other intangible assets, net of accumulated amortization of $687 and $582	102,365	108,915
Deposits and other	778	716
	$608,252	$649,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,433	$8,074
Capital expenditures payable	801	2,574
Accrued payroll and related	9,520	7,016
Accrued interest	4,842	14,265
Other accrued liabilities	27,855	35,990
Current portion of operating lease obligations	3,777	3,819
Current portion of finance lease obligations	1,998	1,802
	57,226	73,540

Operating lease obligations, net of current portion	50,250	50,492
Finance lease obligations, net of current portion	—	1,538
Other long-term liabilities, net of current portion	45,987	41,376
Long-term debt, net	469,910	473,646
Deferred income taxes, net	2,788	2,476
Contract liabilities, net of current portion	3,464	4,203
	629,625	647,271
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0..0001 par value, 100,000,000 shares authorized; 36,644,480 and 36,130,876 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	119,601	118,019
Accumulated deficit	(140,978)	(115,485)
	(21,373)	2,538
	$608,252	$649,809

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Dollars	Capital	Deficit	Equity
Balance, January 1, 2026	36,131	$4	$118,019	$(115,485)	$2,538
Issuance of stock on options exercised and restricted stocks vested	99	—	95	—	95
Stock-based compensation	—	—	526	—	526
Cancellation of performance-based shares	—	—	(321)	—	(321)
Tax withholding on vesting and exercise of equity awards	—	—	(38)	—	(38)
Net loss	—	—	—	(8,150)	(8,150)
Balance, March 31, 2026	36,230	4	118,281	(123,635)	(5,350)
Issuance of stock on options exercised and restricted stocks vested	404	—	157	—	157
Stock-based compensation	—	—	602	—	602
Tax withholding on vesting and exercise of equity awards	—	—	(46)	—	(46)
Net loss	—	—	—	(8,694)	(8,694)
Balance, June 30, 2026	36,634	4	118,994	(132,329)	(13,331)
Issuance of stock on restricted stocks vested	10	—	(84)	—	(84)
Stock-based compensation	—	—	696	—	696
Tax withholding on vesting of equity awards	—	—	(5)	—	(5)
Net loss	—	—	—	(8,649)	(8,649)
Balance, September 30, 2026	36,644	$4	$119,601	$(140,978)	$(21,373)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Dollars	Capital	Deficit	Equity
Balance, January 1, 2025	35,649	$4	$115,781	$(75,288)	$40,497
Issuance of stock on options exercised	327	—	485	—	485
Stock-based compensation	—	—	575	—	575
Cancellation of performance-based shares	—	—	(792)	—	(792)
Net loss	—	—	—	(9,765)	(9,765)
Balance, March 31, 2025	35,976	4	116,049	(85,053)	31,000
Issuance of stock on restricted stocks vested	135	—	—	—	—
Stock-based compensation	—	—	594	—	594
Net loss	—	—	—	(10,383)	(10,383)
Balance, June 30, 2025	36,111	4	116,643	(95,436)	21,211
Stock-based compensation	—	—	674	—	674
Net loss	—	—	—	(7,678)	(7,678)
Balance, September 30, 2025	36,111	$4	$117,317	$(103,114)	$14,207

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(25,493)	$(27,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,443	31,836
Amortization of debt issuance costs, discounts and premiums	2,261	2,219
Non-cash change in right-of-use (“ROU”) operating lease assets	1,548	1,868
Non-cash amortization of prepaid insurance	5,881	6,162
Stock-based compensation, net	1,503	1,051
Loss on disposal of assets	—	6
Loss on sale of Stockman’s, net	—	209
Provision for credit losses	20	27
Deferred income taxes	312	97
Other	—	50
Increases and decreases in operating assets and liabilities:
Accounts receivable	303	2,059
Prepaid expenses, inventories and other	(8,960)	(8,599)
Operating lease liabilities	(1,445)	(1,356)
Contract liabilities	(4,395)	(3,883)
Accounts payable and other liabilities	(2,508)	(8,043)
Net cash used in operating activities	(530)	(4,123)
Cash flows from investing activities:
Capital expenditures, net of changes in payables	(4,642)	(11,281)
Proceeds from sale of Stockman’s	—	2,412
Net cash used in investing activities	(4,642)	(8,869)
Cash flows from financing activities:
Payment of debt issuance costs and extension fees	(350)	(281)
Borrowings under revolving credit facility	11,300	16,500
Repayment of revolving credit facility borrowings	(16,300)	(13,500)
Proceeds from insurance financing	7,923	8,218
Repayments of insurance financing	(5,881)	(6,162)
Repayment of finance lease obligations	(1,342)	(1,354)
Proceeds from exercise of stock options	168	485
Tax withholding on vesting and exercise of equity awards	(89)	—
Repayment of note payable for asset acquisition	(227)	(206)
Net cash (used in) provided by financing activities	(4,798)	3,700

Net decrease in cash and cash equivalents	(9,970)	(9,292)
Cash and cash equivalents, beginning of period	40,670	40,221
Cash and cash equivalents, end of period	$30,700	$30,929

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – (Continued)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$38,428	$38,485
Income tax refund received	408	—
Payables and accruals incurred for capital expenditures	507	422
Accrued liability (adjustment) related to asset acquisition	(6,446)	9,685
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	1,161	—
Right-of-use asset and liability remeasurements:
Operating leases	—	165
Financing leases	—	2,420

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

In July 2025, we agreed with a third party to extend its use of our sports wagering skin in Indiana through December 2031, and such operator fully prepaid its remaining term for the Indiana skin.

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

Revenue Recognition: Non-Gaming Revenues. “Other operations, including contracted sports wagering” within revenues on the Statements of Operations includes proceeds from the sale of gaming tax credits in the State of Indiana in the amount of $2.1 million for each of the nine months ended September 30, 2026 and 2025.

Stock-based Compensation. Estimated compensation costs for performance-based stock reflect meeting certain growth-rate targets and may be subject to partial or full reversals in the current or following year if not completely met at year-end.  In the first quarter of 2026, the Company’s compensation committee determined that certain performance criteria for 2025 were only partially satisfied. As a result, stock-based compensation costs of $0.3 million that were previously recognized in 2025 were reversed, compared to a larger reversal of $0.8 million in the prior-year period. Stock-based compensation was $0.7 million for each of the three months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026, stock-based compensation was $1.5 million, compared to $1.1 million in the prior-year period, primarily due to the larger reversal in early 2025, as described above.

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

In May 2026, the Company entered into an agreement to finance a portion of the premium for certain insurance policies for the annual period through May 2027 on an unsecured basis. The agreement provides for financing of approximately $7.9 million of the premium, which financing is being repaid in 11 equal monthly installments of approximately $736,000 through April 2027 and accrues interest at 4.39%.

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

At September 30, 2026 and December 31, 2025, the outstanding payment obligations under these arrangements, included within “Other accrued liabilities” on the condensed consolidated balance sheets, were $5.2 million and $3.0 million, respectively. There were no outstanding payment obligations under these programs included in short-term debt or current maturities of long-term debt on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

Accounting Pronouncements:

ASU 2025-11, Interim Reporting, Topic 270, (“Update 2025-11”). In December 2025, the FASB issued Update 2025-11, which is intended to improve the navigability of the guidance in Accounting Standards Codification 270 (“ASC 270”) and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. Update 2025-11 also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. Update 2025-11 will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, on a prospective or retrospective basis, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2025-11 to the consolidated financial statements, noting the amendments relate to disclosures only.

ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, Topic 326, (“Update 2025-05”). In July 2025, the FASB issued Update 2025-05, which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. Update 2025-05 will be effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods and should be applied prospectively. The Company determined it will apply the practical expedient for its annual period ended December 31, 2026. However, Update 2025-05 is not expected to materially impact its consolidated financial statements and related disclosures.

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, Subtopic 220-40, Disaggregation of Income Statement Expenses (“Update 2024-03”). In November 2024, the FASB issued Update 2024-03, which expands disclosures about specific expense categories presented on the face of the income statement. Update 2024-03 is effective for financial statements issued for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2024-03 to the consolidated financial statements.

ASU 2023-06, Disclosure Improvements (SEC Alignment), (“Update 2023-06”). In October 2023, the FASB issued Update 2023-06, which amendments in this update align the requirements in the accounting standards codification to the SEC’s regulations. The effective date for each amended topic in Update 2023-06 is the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the related disclosure from its regulations, then the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently evaluating the impact of this guidance, but does not expect it to have a material impact on its consolidated financial statements or disclosures.

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

Accounts receivable consists of the following:

(In thousands)	September 30,	December 31,
	2026	2025
Casino	$432	$313
Hotel	251	167
Other Operations(1)	1,937	2,622
Contracted Sports Wagering	1	168
Other	845	499
	3,466	3,769
Less: Provision for credit losses	(123)	(103)
	$3,343	$3,666

__________

(1)	Primarily consists of ATM receivables.

The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the respective periods:

(In thousands)
	2026	2025
Balance at January 1	$103	$138
Current period provision for credit losses	20	27
Write-offs	—	(9)
Balance at September 30	$123	$156

Management regularly evaluates the adequacy of the Company’s recorded reserves. At September 30, 2026, we believe that no significant concentrations of credit risk existed for which a reserve had not already been recorded.

4. LEASES

The Company has no material leases in which it is the lessor. As lessee, the Company has finance leases for a hotel and certain equipment, as well as operating leases for land, casino and office space, equipment, and buildings. The Company’s remaining material lease terms, including extensions, range from greater than one year to approximately 95 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land leases at Silver Slipper and American Place do include contingent rent, as further discussed below.

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

Grand Lodge Casino Lease through December 2034. The Company’s subsidiary, Gaming Entertainment (Nevada), LLC, has a lease (the “Hyatt Lease”) with Incline Hotel, LLC, the owner of the Hyatt Regency Lake Tahoe Resort, to operate Grand Lodge. It is collateralized by the Company’s interests under the lease and property (as defined in the lease) and is subordinate to the liens of the Notes (see Note 5). The lessor has an option to purchase the Company’s leasehold interest and related operating assets of Grand Lodge at any time prior to expiration of the Hyatt Lease, subject to payment of certain amounts. The option price is an amount equal to Grand Lodge’s positive working capital, plus Grand Lodge’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the 12-month period preceding the acquisition (or prorated if less than 12 months remain on the Hyatt Lease), plus the fair market value of Grand Lodge’s personal property.

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

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-guestroom hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel, and approximately 3.01 acres of land on which it resides, at a price based upon the hotel’s original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. At September 30, 2026, such potential purchase price was $0.6 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

The components of lease expense are as follows:

(In thousands)		Three Months Ended		Nine Months Ended
	Classification within	September 30,		September 30,
Lease Costs	Statement of Operations	2026	2025	2026	2025
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$1,870	$1,999	$5,795	$6,083
Short-term payments(1)	Selling, General and Administrative Expenses	—	76	—	433
Variable payments	Selling, General and Administrative Expenses	347	299	1,065	905
Finance leases:
Amortization of leased assets	Depreciation and Amortization	339	363	1,018	1,113
Interest on lease liabilities	Interest Expense, Net	44	40	155	115
Total lease costs		$2,600	$2,777	$8,033	$8,649

__________

(1)	Includes payments for the leaseback of Stockman’s real estate totaling $0.2 million during the first quarter of 2025.

Leases recorded on the balance sheet consist of the following:

(In thousands)
		September 30,	December 31,
Leases	Balance Sheet Classification	2026	2025
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$52,755	$53,142
Finance lease assets	Property and Equipment, Net(1)	3,970	4,088
Finance lease assets	Finance Lease Right-of-Use Assets, Net(2)	1,200	2,101
Total lease assets		$57,925	$59,331

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$3,777	$3,819
Finance	Current Portion of Finance Lease Obligations	1,998	1,802
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	50,250	50,492
Finance	Finance Lease Obligations, Net of Current Portion	—	1,538
Total lease liabilities		$56,025	$57,651

__________

(1)	Finance lease assets are recorded net of accumulated amortization of $3.2 million and $3.0 million at September 30, 2026 and December 31, 2025, respectively.
(2)	These finance lease assets are recorded separately from Property and Equipment due to meeting qualifying classification criteria under ASC 842, but ownership of such assets is not expected to transfer to the Company upon term expiration. Additionally, amortization of these assets are expensed over the duration of the lease term or their estimated useful lives, whichever is earlier.

Maturities of lease liabilities at September 30, 2026 are summarized as follows:

(In thousands)
	Operating	Finance
Years Ending December 31,	Leases	Leases
2026 (excluding the nine months ended September 30, 2026)	$1,818	$499
2027	7,543	1,585
2028	7,190	—
2029	7,208	—
2030	7,042	—
Thereafter	311,369	—
Total future minimum lease payments	342,170	2,084
Less: Amount representing interest	(288,143)	(86)
Present value of lease liabilities	54,027	1,998
Less: Current lease obligations	(3,777)	(1,998)
Long-term lease obligations	$50,250	$—

Other information related to lease term and discount rate is as follows:

	September 30,		December 31,
Lease Term and Discount Rate	2026		2025
Weighted-average remaining lease term
Operating leases	56.2	years	56.7	years
Finance leases	1.0	years	1.8	years
Weighted-average discount rate
Operating leases	10.89%		10.88%
Finance leases	7.61%		7.58%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Nine Months Ended
	September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash flows for operating leases	$5,691	$5,664
Operating cash flows for finance leases	$155	$115
Financing cash flows for finance leases	$1,342	$1,354

5. LONG-TERM DEBT AND SUBSEQUENT EVENT

Long-term debt consists of the following:

(In thousands)	September 30,	December 31,
	2026	2025
Revolving Credit Facility due 2027(1)	$25,000	$30,000
8.25% Senior Secured Notes due 2028	450,000	450,000
Less: Unamortized debt issuance costs and discounts/premiums, net	(5,090)	(6,354)
	$469,910	$473,646

__________

(1)	On November 4, 2026, the Company entered into an amendment with Capital One to extend the Credit Facility’s maturity date from August 15, 2027 to November 15, 2027.

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

On March 5, 2025, the Company entered into a Third Amendment to Credit Agreement with Capital One, which extended the revolving credit facility’s maturity date from March 31, 2026 to January 1, 2027. On March 3, 2026, the Company entered into a Fourth Amendment to Credit Agreement with Capital One, which further extended the maturity date to August 15, 2027. Such maturity date was extended to November 15, 2027 when the Company entered into a Fifth Amendment to Credit Agreement with Capital One on November 4, 2026.

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

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing 12-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. At September 30, 2026, the Company complied with this financial covenant and $25.0 million of borrowings were outstanding under the Credit Facility.

Fair Value of Long-Term Debt. The estimated fair value of the Notes was approximately $419.4 million at September 30, 2026 and $396.4 million at December 31, 2025, which values were estimated using quoted market prices (Level 1 inputs). The fair value of the Credit Facility approximates its carrying amount, as it is revolving, variable rate debt, and is classified as a Level 2 measurement.

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

The following table summarizes the primary activities related to short-term and long-term customer contract related liabilities:

	Outstanding		Players		Contracted		Progressive
(In thousands)	Chip Liability		Club Points		Sports Wagering(1)		Jackpots and Other
	2026	2025	2026	2025	2026	2025	2026	2025
Balance at January 1	$682	$683	$999	$930	$9,995	$10,404	$5,686	$5,767
Balance at September 30	649	568	992	994	5,599	6,519	6,692	6,171
Increase (Decrease)	$(33)	$(115)	$(7)	$64	$(4,396)	$(3,885)	$1,006	$404

__________

(1)	Such balances were affected by one less active skin, starting in July 2025.

7. INCOME TAXES

The Company’s effective income tax rates for the three and nine months ended September 30, 2026 were (0.8%) and (1.2%), respectively, compared to effective income tax rates of 0.2% and (0.3%) for the corresponding prior-year periods. The change in the effective income tax rate was primarily due to the Company’s projections for pre-tax book income in 2026 and changes in valuation allowances. The Company’s income tax provision or benefit for interim periods has been determined using an estimate of its annual effective tax rate, adjusted for discrete items.

The Company continues to assess the realizability of deferred tax assets (“DTAs”) and concluded that it has not met the “more likely than not” threshold. At September 30, 2026, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with ASC 740, this assessment has taken into consideration the jurisdictions in which these DTAs reside. The valuation allowance against DTAs has no effect on the actual taxes paid or owed by the Company.

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

Contingent Gaming License Fees in Illinois

As required for its gaming licensure at American Place, the Company has accrued for a “Reconciliation Payment” that will be due to the State of Illinois over a long-term basis. The Reconciliation Payment is an amount equal to 75% of the adjusted gross receipts for the highest grossing 12-month period in the casino’s first three years of operations, offset by certain licensing fees already paid by the Company. To calculate its present value, such amount is discounted using the effective interest rate of the Revolving Credit Facility (see Note 5) and is remeasured each reporting period. This one-time fee will be paid in installments to reflect the construction and ramp-up of operations at the permanent American Place facility, which payments are expected to begin in 2027 and extend over a period of six years.

The estimated present value of the long-term obligation for the Company’s gaming license in Illinois consists of the following, and results in a corresponding increase to the Illinois gaming license valuation:

(In thousands)	September 30,	December 31,
	2026	2025
Estimated IGB Reconciliation Fee	$57,060	$56,300
Less: Amount representing imputed interest(1)	(15,722)	(8,515)
Present value of IGB Reconciliation Fee(2)	$41,338	$47,785

__________

(1)	Interest is imputed on this long-term obligation and its corresponding increase to the Illinois gaming license valuation, which approximates their fair values.
(2)	The current and noncurrent balances are located respectively within “Other accrued liabilities” and “Other long-term liabilities, net of current portion” on the condensed consolidated balance sheets.

9. EARNINGS (LOSS) PER SHARE

The table below reconciles basic and diluted loss per share of common stock:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net loss ─ basic	$(8,649)	$(7,678)	$(25,493)	$(27,826)
Net loss ─ diluted	$(8,649)	$(7,678)	$(25,493)	$(27,826)

Denominator:
Weighted-average common shares ─ basic	36,643	36,111	36,417	36,000
Potential dilution from share-based awards	—	—	—	—
Weighted-average common and common share equivalents ─ diluted	36,643	36,111	36,417	36,000
Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	3,472	3,371	3,447	3,290

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

The following tables present the Company’s segment information:

(In thousands)	September 30,	December 31,
	2026	2025
Total Assets
Midwest & South	$264,097	$285,831
West	325,712	339,720
Contracted Sports Wagering	1	168
Corporate and Other	18,442	24,090
	$608,252	$649,809

(In thousands)	Three Months Ended September 30, 2026
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$49,987	$13,068	$—	$63,055
Food and beverage	8,608	1,873	—	10,481
Hotel	1,845	2,709	—	4,554
Other operations, including contracted sports wagering	1,625	550	1,512	3,687
Total consolidated revenues	62,065	18,200	1,512	81,777

Less:
Payroll and related costs	16,295	6,099	—	22,394
Cost of sales	4,693	934	—	5,627
Gaming taxes and other(1)	11,586	2,175	20	13,781
Other segment items(2)	15,854	7,954	70	23,878
Total segment expenses	48,428	17,162	90	65,680

Adjusted Segment EBITDA	13,637	1,038	1,422	16,097
Other operating costs and expenses:
Depreciation and amortization				(9,452)
Corporate expenses				(1,519)
Project development costs				(10)
Stock-based compensation				(696)
Operating income				4,420
Other expense:
Interest expense, net				(12,999)
Loss before income taxes				(8,579)
Income tax provision				70
Net loss				$(8,649)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Certain overhead expenses.

(In thousands)	Three Months Ended September 30, 2025
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$46,667	$13,156	$—	$59,823
Food and beverage	8,248	1,702	—	9,950
Hotel	1,777	2,688	—	4,465
Other operations, including contracted sports wagering	1,633	447	1,632	3,712
Total consolidated revenues	58,325	17,993	1,632	77,950

Less:
Payroll and related costs	15,622	5,874	—	21,496
Cost of sales	4,460	827	—	5,287
Gaming taxes and other(1)	10,782	766	13	11,561
Other segment items(2)	15,909	7,317	77	23,303
Total segment expenses	46,773	14,784	90	61,647

Adjusted Segment EBITDA	11,552	3,209	1,542	16,303
Other operating costs and expenses:
Depreciation and amortization				(10,641)
Corporate expenses				(1,491)
Project development costs				(57)
Loss on sale of Stockman’s				(4)
Stock-based compensation				(674)
Operating income				3,436
Other expense:
Interest expense, net				(11,128)
Loss before income taxes				(7,692)
Income tax benefit				(14)
Net loss				$(7,678)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Credit loss expense net of recoveries, as well as certain overhead expenses.

(In thousands)	Nine Months Ended September 30, 2026
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$145,562	$33,490	$—	$179,052
Food and beverage	25,087	5,051	—	30,138
Hotel	5,243	7,251	—	12,494
Other operations, including contracted sports wagering	6,542	1,527	4,509	12,578
Total consolidated revenues	182,434	47,319	4,509	234,262

Less:
Payroll and related costs	47,026	17,162	—	64,188
Cost of sales	13,557	2,555	—	16,112
Gaming taxes and other(1)	33,382	6,107	49	39,538
Other segment items(2)	46,652	22,316	150	69,118
Total segment expenses	140,617	48,140	199	188,956

Adjusted Segment EBITDA	41,817	(821)	4,310	45,306
Other operating costs and expenses:
Depreciation and amortization				(30,443)
Corporate expenses				(4,251)
Project development costs				(69)
Stock-based compensation, net				(1,503)
Operating income				9,040
Other expense:
Interest expense, net				(34,222)
Loss before income taxes				(25,182)
Income tax provision				311
Net loss				$(25,493)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Certain overhead expenses.

(In thousands)	Nine Months Ended September 30, 2025
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$136,865	$35,241	$—	$172,106
Food and beverage	24,562	5,029	—	29,591
Hotel	5,325	6,702	—	12,027
Other operations, including contracted sports wagering	6,548	1,111	5,571	13,230
Total consolidated revenues	173,300	48,083	5,571	226,954

Less:
Payroll and related costs	46,337	18,993	—	65,330
Cost of sales	12,568	2,457	—	15,025
Gaming taxes and other(1)	31,298	4,033	38	35,369
Other segment items(2)	45,683	22,995	200	68,878
Total segment expenses	135,886	48,478	238	184,602

Adjusted Segment EBITDA	37,414	(395)	5,333	42,352
Other operating costs and expenses:
Depreciation and amortization				(31,836)
Corporate expenses				(4,919)
Project development costs				(231)
Loss on disposal of assets				(6)
Loss on sale of Stockman’s, net				(209)
Stock-based compensation, net				(1,051)
Operating income				4,100
Other expenses:
Interest expense, net				(31,779)
Other				(50)
				(31,829)
Loss before income taxes				(27,729)
Income tax provision				97
Net loss				$(27,826)

__________

(1)	Excludes real estate and property taxes.
(2)	For each reportable segment, the “Other segment items” category includes:
●	Midwest & South and West ─ Advertising and marketing, rent expense, insurance, and other miscellaneous costs.
●	Contracted Sports Wagering ─ Credit loss expense net of recoveries, as well as certain overhead expenses.

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

In July 2025, we agreed with a third party to extend its use of our sports wagering skin in Indiana through December 2031, and such operator fully prepaid its remaining term for the Indiana skin.

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

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 30,		Increase /	September 30,		Increase /
	2026	2025	(Decrease)	2026	2025	(Decrease)
Revenues	$81,777	$77,950	4.9%	$234,262	$226,954	3.2%
Operating expenses	77,357	74,514	3.8%	225,222	222,854	1.1%
Operating income	4,420	3,436	28.6%	9,040	4,100	120.5%
Interest expense, net	12,999	11,128	16.8%	34,222	31,779	7.7%
Other	—	—	N.M.	—	50	N.M.
Income tax provision (benefit)	70	(14)	N.M.	311	97	220.6%
Net loss	$(8,649)	$(7,678)	(12.6)%	$(25,493)	$(27,826)	8.4%

__________
N.M. Not meaningful.

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 30,		Increase	September 30,		Increase /
	2026	2025	(Decrease)	2026	2025	(Decrease)
Casino revenues
Slots	$51,933	$49,549	4.8%	$147,739	$142,770	3.5%
Table games	10,737	10,059	6.7%	30,232	28,952	4.4%
Other	385	215	79.1%	1,081	384	181.5%
	63,055	59,823	5.4%	179,052	172,106	4.0%

Non-casino revenues, net
Food and beverage	10,481	9,950	5.3%	30,138	29,591	1.8%
Hotel	4,554	4,465	2.0%	12,494	12,027	3.9%
Other	3,687	3,712	(0.7)%	12,578	13,230	(4.9)%
	18,722	18,127	3.3%	55,210	54,848	0.7%
Total revenues	$81,777	$77,950	4.9%	$234,262	$226,954	3.2%

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	September 30,		Increase /		September 30,		Increase /
	2026	2025	(Decrease)		2026	2025	(Decrease)
Slot coin-in	$841,189	$831,917	1.1%		$2,444,617	$2,395,005	2.1%
Slot win(1)	$63,260	$63,641	(0.6)%		$184,418	$182,400	1.1%
Slot hold percentage(2)	7.5%	7.6%	(0.1)	pts	7.5%	7.6%	(0.1)	pts
Table game drop	$60,331	$58,449	3.2%		$171,818	$166,848	3.0%
Table game win(1)	$11,311	$10,419	8.6%		$31,754	$29,490	7.7%
Table game hold percentage(2)	18.7%	17.8%	0.9	pts	18.5%	17.7%	0.8	pts

__________

(1)	Does not reflect reductions in casino revenues from discretionary complimentary goods and services that are provided by the Company.
(2)	The three-year averages for slot hold percentage and table game hold percentage were 7.5% and 18.2%, respectively. A significant portion of our results in the recent quarters reflect the opening of two new casinos. Their win percentages may differ from historical averages.

The following discussion is based on our condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025.

Revenues. Consolidated total revenues increased by 4.9% (or $3.8 million) and 3.2% (or $7.3 million) for the three and nine months ended September 30, 2026, compared to the prior-year periods. These increases reflect growth at our two newest properties, American Place and Chamonix, as well as improvements at Rising Star, which were offset by the sale of Stockman’s Casino in April 2025 and the termination of an agreement with one of our contracted sports wagering providers in 2025. Excluding Stockman’s, revenues would have increased by 3.8% (or $8.6 million) for the nine months ended September 30, 2026.

Operating Expenses. Consolidated operating expenses increased by 3.8% (or $2.8 million) for the three months ended September 30, 2026, compared to the prior-year period. This was primarily due to the growth mentioned above at American Place and Chamonix, which resulted in increased casino expenses of $1.3 million and $1.7 million, respectively.

For the nine months ended September 30, 2026, consolidated operating expenses also increased by 1.1% (or $2.4 million) as compared to the prior-year period, which included operating costs to run Stockman’s. Excluding Stockman’s, consolidating operating expenses would have increased by 1.9% (or $4.3 million). This was primarily due to the growth mentioned above at American Place during 2026, which resulted in increased casino expenses of $3.9 million.

Operating Income. Consolidated operating income rose 28.6% (or $1.0 million) and 120.5% (or $4.9 million) for the three and nine months ended September 30, 2026, compared to the prior-year periods. Excluding Stockman’s, consolidated operating income would have increased by 91.9% (or $4.3 million) for the nine months ended September 30, 2026. These results reflect continued momentum across our portfolio, led consistently by American Place. Since its opening in February 2023, revenues and profits at American Place have increased in every quarter when compared to the prior-year period. We believe our temporary facility will continue to grow in the coming quarters, and we look forward to even greater contributions from our permanent American Place casino, which is expected to open approximately two years from now.

See further information within our reportable segments described below.

Interest Expense.

Interest expense, net, consists of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2026	2025	2026	2025
Interest expense (excluding bond fee amortization and discounts/premiums)	$12,415	$10,585	$32,470	$30,533
Amortization of debt issuance costs and discounts/premiums	766	744	2,261	2,219
Capitalized interest	(133)	(145)	(364)	(784)
Interest income and other	(49)	(56)	(145)	(189)
	$12,999	$11,128	$34,222	$31,779

Increases in net interest expense for the three and nine months ended September 30, 2026 were primarily due to changes in estimates on the amount owed and payment schedule for the contingent gaming license fees in Illinois, which have not yet been finalized (see Note 8). Although the payment schedule does not require the payment of any cash interest, GAAP requires us to calculate imputed interest for it. The payment schedule updates made during the third quarter of 2026 resulted in $2.1 million of additional imputed interest, compared to previous quarters.

Income Tax Expense.

We recognized income tax provisions of $0.1 million and $0.3 million for the respective three and nine months ended September 30, 2026, which resulted in effective income tax rates of (0.8%) and (1.2%), respectively. For the respective three and nine months ended September 30, 2025, we recognized an income tax benefit of $14,000 and an income tax provision of $0.1 million, which resulted in effective income tax rates of 0.2% and (0.3%), respectively. The changes in the effective income tax rates were primarily due to our projections for pre‑tax book income in each of those years and changes in our valuation allowances.

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

(In thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,		Increase /		September 30,		Increase /
	2026	2025	(Decrease)		2026	2025	(Decrease)
Revenues
Midwest & South	$62,065	$58,325	6.4%		$182,434	$173,300	5.3%
West	18,200	17,993	1.2%		47,319	48,083	(1.6)%
Contracted Sports Wagering	1,512	1,632	(7.4)%		4,509	5,571	(19.1)%
	$81,777	$77,950	4.9%		$234,262	$226,954	3.2%
Adjusted Segment EBITDA and Adjusted EBITDA
Midwest & South	$13,637	$11,552	18.0%		$41,817	$37,414	11.8%
West	1,038	3,209	(67.7)%		(821)	(395)	(107.8)%
Contracted Sports Wagering	1,422	1,542	(7.8)%		4,310	5,333	(19.2)%
Adjusted Segment EBITDA	16,097	16,303	(1.3)%		45,306	42,352	7.0%
Corporate	(1,519)	(1,491)	(1.9)%		(4,251)	(4,919)	13.6%
Adjusted EBITDA	$14,578	$14,812	(1.6)%		$41,055	$37,433	9.7%

Adjusted Segment EBITDA Margin
Midwest & South	22.0%	19.8%	2.2	pts	22.9%	21.6%	1.3	pts
West	5.7%	17.8%	(12.1)	pts	(1.7)%	(0.8)%	(0.9)	pts
Contracted Sports Wagering	94.0%	94.5%	(0.5)	pts	95.6%	95.7%	(0.1)	pts

Midwest & South

Our Midwest & South segment includes Silver Slipper, Rising Star and American Place. Total revenues for the three and nine months ended September 30, 2026 increased by 6.4% (or $3.7 million) and 5.3% (or $9.1 million), respectively. Continued growth at American Place, as well as at Rising Star, more than offset modest revenue declines at Silver Slipper.

Casino revenue increased by 7.1% (or $3.3 million) and 6.4% (or $8.7 million) for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2026, slot revenue increased by 6.5% (or $2.5 million) and 6.1% (or $6.8 million), respectively. For the corresponding periods, table games revenue rose by 8.2% (or $0.7 million) and 4.8% (or $1.2 million), respectively.

Non-casino revenue rose by 3.6% (or $0.4 million) and 1.2% (or $0.4 million) for the three and nine months ended September 30, 2026, primarily due to the discontinuation of unprofitable promotional programs at Silver Slipper. Food and beverage revenue improved by 4.4% (or $0.4 million) and 2.1% (or $0.5 million) for the respective three and nine months ended September 30, 2026, with American Place and Rising Star offsetting declines at Silver Slipper. Hotel revenue improved by 3.8% (or $0.1 million), but declined by 1.5% (or $0.1 million), for the corresponding periods during the year.

Adjusted Segment EBITDA increased by 18.0% (or $2.1 million) and 11.8% (or $4.4 million) for the respective three and nine months ended September 30, 2026, reflecting improvement from all three properties in this segment. Specifically, Adjusted Segment EBITDA benefited from revenue growth at American Place as mentioned above, improvements in overall profitability at Rising Star during the year, and Silver Slipper’s focus on operational efficiencies.

West

Our West segment includes Chamonix, Bronco Billy’s, Grand Lodge, and Stockman’s (until the completion of its sale in April 2025). The market in Cripple Creek, Colorado, is typically seasonal, favoring the summer months. Our Nevada operations have also historically been seasonal, with the summer months accounting for a disproportionate share of annual revenues.

Total revenues rose by 1.2% (or $0.2 million) for the three months ended September 30, 2026, but declined by 1.6% (or $0.8 million) for the nine months ended September 30, 2026. These results reflect growth at our Colorado casinos, despite significant nearby wildfires impacting visitation in July 2026, offset by the sale of Stockman’s in April 2025 and extensive renovation-related disruptions at the Hyatt Regency Lake Tahoe Resort (“Hyatt Lake Tahoe”), which houses our Grand Lodge Casino. Such renovations underway include the transformation of the property’s cottage suites, main restaurant, and much of its meeting room space, as well as the temporary closure of its beach along Lake Tahoe. Completion of these items is expected in late 2027.

Casino revenue declined by 0.7% (or $0.1 million) and 5.0% (or $1.8 million) for the respective three and nine months ended September 30, 2026, primarily reflecting the sale of Stockman’s in April 2025. For the three and nine months ended September 30, 2026, slot revenue declined by 0.6% (or $0.1 million) and 6.0% (or $1.8 million), respectively. For the corresponding periods, table games revenue was relatively flat during the quarter, but rose by 2.1% (or $0.1 million) during the year.

Non-casino revenue rose by 6.1% (or $0.3 million) and 7.7% (or $1.0 million) for the respective three and nine months ended September 30, 2026, as Chamonix’s overall operations continue to mature. For the corresponding periods, food and beverage revenue rose by 10.1% (or $0.2 million), but remained relatively flat during the year-to-date period, due to the sale of Stockman’s. Hotel revenue was flat during the quarter, but rose 8.2% (or $0.5 million) during the nine-month period, due to improvements at Chamonix.

For the three and nine months ended September 30, 2026, Adjusted Segment EBITDA declined by 67.7% (or $2.2 million) and 107.8% (or $0.4 million), reflecting the benefit of a gaming tax accrual adjustment at our Colorado operations in the third quarter of 2025 and the decline in revenues at Grand Lodge due to disruptions mentioned above. We recently began executing on new initiatives to further advance our profit objectives at Chamonix/Bronco Billy’s, while minimizing disruptions to customer service. Those initiatives include amended operating hours for certain non-gaming amenities; the reallocation of marketing expenditures to more targeted and efficient digital marketing channels; the in-housing of the property’s housekeeping and laundry functions; and additional efforts focused on expanding Chamonix’s meeting and convention business, among other items. As the Company’s newest property, Chamonix’s results are expected to continue to improve as its operations mature.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado, Indiana and Illinois.

Although the three-month period comparison had the same number of active skins, the nine-month period comparison was affected by one less active sports wagering skin in 2026, starting in June 2025. Accordingly, revenues for the three months ended September 30, 2026 declined by $0.1 million, from $1.6 million in the prior-year period to $1.5 million, and Adjusted Segment EBITDA declined by $0.1 million, from $1.5 million to $1.4 million. For the nine months ended September 30, 2026, revenues declined by $1.1 million, from $5.6 million in the prior-year period to $4.5 million, and Adjusted Segment EBITDA declined by $1.0 million, from $5.3 million to $4.3 million.

Corporate

Corporate expenses were relatively flat for the three months ended September 30, 2026 and declined by $0.7 million for the nine months ended September 30, 2026, compared to the corresponding prior-year periods. Such improvements were primarily due to decreases in accrued bonus compensation and certain third-party professional services fees.

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

The following table presents a reconciliation of net loss and operating income to Adjusted EBITDA:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(8,649)	$(7,678)	$(25,493)	$(27,826)
Income tax provision (benefit)	70	(14)	311	97
Interest expense, net	12,999	11,128	34,222	31,779
Other	—	—	—	50
Operating income	4,420	3,436	9,040	4,100
Project development costs	10	57	69	231
Depreciation and amortization	9,452	10,641	30,443	31,836
Loss on disposal of assets	—	—	—	6
Loss on sale of Stockman’s, net of impairment	—	4	—	209
Stock-based compensation, net	696	674	1,503	1,051
Adjusted EBITDA	$14,578	$14,812	$41,055	$37,433

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA.

Three Months Ended September 30, 2026
(In thousands)
					Adjusted
					Segment
	Operating	Depreciation	Project	Stock-	EBITDA and
	Income	and	Development	Based	Adjusted
	(Loss)	Amortization	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$8,780	$4,857	$—	$—	$13,637
West	(3,544)	4,582	—	—	1,038
Contracted Sports Wagering	1,422	—	—	—	1,422
	6,658	9,439	—	—	16,097
Other operations
Corporate	(2,238)	13	10	696	(1,519)
	$4,420	$9,452	$10	$696	$14,578

Three Months Ended September 30, 2025
(In thousands)
						Adjusted
						Segment
	Operating	Depreciation	Loss on	Project	Stock-	EBITDA and
	Income	and	Sale of	Development	Based	Adjusted
	(Loss)	Amortization	Stockman’s	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$5,389	$6,163	$—	$—	$—	$11,552
West	(1,260)	4,465	4	—	—	3,209
Contracted Sports Wagering	1,542	—	—	—	—	1,542
	5,671	10,628	4	—	—	16,303
Other operations
Corporate	(2,235)	13	—	57	674	(1,491)
	$3,436	$10,641	$4	$57	$674	$14,812

Nine Months Ended September 30, 2026
(In thousands)
					Adjusted
				Stock-	Segment
	Operating	Depreciation	Project	Based	EBITDA and
	Income	and	Development	Compensation,	Adjusted
	(Loss)	Amortization	Costs	net	EBITDA
Reporting segments
Midwest & South	$25,199	$16,618	$—	$—	$41,817
West	(14,606)	13,785	—	—	(821)
Contracted Sports Wagering	4,310	—	—	—	4,310
	14,903	30,403	—	—	45,306
Other operations
Corporate	(5,863)	40	69	1,503	(4,251)
	$9,040	$30,443	$69	$1,503	$41,055

Nine Months Ended September 30, 2025
(In thousands)
							Adjusted
				Loss on		Stock-	Segment
	Operating	Depreciation	Loss on	Sale of	Project	Based	EBITDA and
	Income	and	Disposal	Stockman’s,	Development	Compensation,	Adjusted
	(Loss)	Amortization	of Assets	net	Costs	net	EBITDA
Reporting segments
Midwest & South	$18,833	$18,575	$6	$—	$—	$—	$37,414
West	(13,817)	13,213	—	209	—	—	(395)
Contracted Sports Wagering	5,333	—	—	—	—	—	5,333
	10,349	31,788	6	209	—	—	42,352
Other operations
Corporate	(6,249)	48	—	—	231	1,051	(4,919)
	$4,100	$31,836	$6	$209	$231	$1,051	$37,433

Liquidity and Capital Resources

Cash Flows

At September 30, 2026, we had $30.7 million of cash and equivalents. Over the past several years, we invested in two new casinos (one of which has a hotel) that are now open to the public: the temporary facility at American Place, which opened in February 2023, and Chamonix, which opened in phases between December 2023 and October 2024. Such construction activity is now complete and both operations are in their ramp-up periods.

We estimate that between $10 million and $15 million of cash is used in our day-to-day operations. We believe that current cash balances, together with the available borrowing capacity under our revolving credit facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations.

Cash flows – operating activities. On a consolidated basis, cash used in operations during the nine months ended September 30, 2026 was $0.5 million, compared to cash used in operations of $4.1 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. The change in operating cash flows for the nine months ended September 30, 2026, as compared to the prior-year period, was primarily related to the timing of our spending and its impact on working capital, as well as an increase in operating income.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the respective nine months ended September 30, 2026 and 2025 was $4.6 million and $8.9 million. During 2026, such costs were primarily related to refurbishments at Bronco Billy’s and designing the permanent American Place casino. During the prior-year period, such costs were primarily related to the construction of Chamonix, including completion of its surface parking lots, which were partially offset by the sale of Stockman’s in April 2025.

Cash flows – financing activities. On a consolidated basis, cash used in financing activities during the nine months ended September 30, 2026 was $4.8 million, compared to cash provided by financing activities of $3.7 million in the prior-year period. During 2026, we paid down net borrowings from the Credit Facility by $5.0 million, compared to $3.0 million in the prior-year period.

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

Debt

Long-term Debt. At September 30, 2026, we had $450.0 million of principal indebtedness outstanding under the Notes and $25.0 million outstanding under the Credit Facility. We also owe $0.6 million related to our finance lease of a hotel at Rising Star, which will be fully paid within the next year. With the exception of the Credit Facility, all of our debt is at fixed interest rates. See Note 5 for details on our debt obligations.

Other

Long-term Obligation. As required for our gaming licensure at American Place, we have accrued for an interest-free “Reconciliation Payment” that will be due to the IGB over a long-term basis (see Note 8). We currently estimate that a total of $57.1 million will be due to the IGB over the course of six years. Of the total amount, a discounted value of $41.3 million has been added to the valuation of our Illinois gaming license, while the remaining $15.7 million is expected to be expensed as imputed interest through the maturity of this obligation.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; our expected construction budgets, estimated commencement and completion dates, expected amenities, and our expected operational performance for the American Place permanent facility; our expectations regarding our ability to generate operating cash flow and to obtain debt financing on reasonable terms and conditions for the construction of the permanent American Place facility; our expectations regarding our ability to refinance our outstanding debt; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects, and the resulting impact on our financial results; our expectations regarding the effect of management changes and operational improvements at our properties, including Chamonix; our expectations regarding our new initiatives at Chamonix/Bronco Billy’s; beliefs in connection with our marketing efforts, including our revamped marketing strategy at Chamonix and our ability to access the Colorado Springs and southern Denver markets; our expectations regarding the renovation-related disruptions at the Hyatt Lake Tahoe complex that houses our Grand Lodge Casino; our sports wagering contracts with third-party providers, including the expected revenues and expenses and our expectations regarding the operation and usage of our available idle sports wagering contracts, our ability to replace any terminated sports wagering contracts or our ability to operate sports wagering contracts ourselves; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; anticipated sources of funds; anticipated or potential legislative actions; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal and litigation matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — At September 30, 2026, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2026, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 5. Other Information

(a)On November 4, 2026, the Company amended its Credit Agreement with Capital One, National Association, dated as of March 31, 2021 (as further amended, the “Credit Agreement”) pursuant to a Fifth Amendment to Credit Agreement which extended the maturity date of the Credit Agreement from August 15, 2027 to November 15, 2027. Except as set forth in the Fifth Amendment to Credit Agreement, all other terms of the Credit Agreement remain in full force and effect. The foregoing description of the Fifth Amendment to Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Fifth Amendment to Credit Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

(c)During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Fifth Amendment to Credit Agreement, dated as of November 4, 2026, among the Company, the guarantors party thereto and Capital One, National Association, as administrative agent.
10.2

Amendment No. 1 to Development and Host Community Agreement, dated as of September 2, 2026, by and between the City of Waukegan, Illinois, and FHR-Illinois LLC, as developer. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on September 8, 2026).

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

FULL HOUSE RESORTS, INC.

Date: November 5, 2026	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: November 5, 2026	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)